Form 10-Q
period 2026-03-31
Ballston Spa Bancorp, Inc.
filed 2026-05-14
CIK 2094107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-291808

Ballston Spa Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	74-2245601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 State Route 67 Ballston Spa, New York	12020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 363-8199

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $12.50 per share	BSPA	OTCQX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, the registrant had 1,125,408 shares of common stock, $12.50 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

BALLSTON SPA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$7,588	$7,385
Short-term investments	40,229	20,761
Cash and cash equivalents	47,817	28,146
Securities available for sale, at fair value (amortized cost $63,392 and $66,461)	62,694	66,562
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	5,716	7,908
Loans	801,187	803,219
Allowance for credit losses	(8,916)	(8,749)
Net loans	792,271	794,470
Premises and equipment, net	12,695	12,047
Accrued interest receivable	3,128	3,143
Goodwill	1,595	1,595
Bank-owned life insurance	5,679	5,637
Other assets	9,971	8,993
Total assets	$941,566	$928,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$146,255	$148,536
Savings accounts	85,415	87,243
NOW and money market	424,776	382,252
Time deposits	151,293	147,202
Total deposits	807,739	765,233
FHLB borrowings, short-term	—	54,000
FHLB borrowings, long-term	20,000	20,000
Junior subordinated debentures	33,194	7,750
Other liabilities	9,966	10,379
Total liabilities	870,899	857,362
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common stock, $12.50 par value. Authorized 10,000,000 shares; issued 768,000 shares	9,600	9,600
Preferred stock, $12.50 par value. Authorized 2,000,000 shares; none issued at March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	42	42
Treasury stock, at cost; 25,337 shares	(991)	(991)
Retained earnings	61,873	61,874
Accumulated other comprehensive income/(loss)	143	614
Total shareholders’ equity	70,667	71,139
Total liabilities and shareholders’ equity	$941,566	$928,501

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2026, and 2025

(In thousands, except share amounts)

	2026	2025
INTEREST AND FEE INCOME
Loans, including fees	$9,984	$9,262
Taxable investment securities	703	888
Tax exempt investment securities	22	22
FHLB and FRB stock	189	176
Short-term investments	44	30
Total interest and fee income	10,942	10,378
INTEREST EXPENSE
Deposits	3,648	3,154
FHLB borrowings, short-term	157	377
FHLB borrowings, long-term	201	311
Junior subordinated debentures	148	111
Total interest expense	4,154	3,953
NET INTEREST INCOME	6,788	6,425
Provision for credit losses	180	150
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,608	6,275
NON-INTEREST INCOME
Service charges on deposit accounts	149	162
Trust and investment services income	383	337
Gain on sale/servicing of loans	155	—
Debit card interchange income	180	184
Earnings on bank-owned life insurance	42	38
Other	80	129
Total non-interest income	989	850
NON-INTEREST EXPENSE
Compensation and benefits	3,932	3,436
Occupancy and equipment	843	589
Federal Deposit Insurance Corporation (“FDIC”) and OCC assessment	249	216
Advertising and public relations	150	114
Legal and professional fees	257	256
Merger expenses	749	—
Data processing	229	278
Debit card processing	137	124
Other	574	506
Total non-interest expenses	7,120	5,519
INCOME BEFORE INCOME TAX EXPENSE	477	1,606
Income tax expense	233	305
NET INCOME	$244	$1,301
Basic earnings per share	$0.33	$1.75
Weighted average number of common shares outstanding	742,663	742,663

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2026 and 2025

(In thousands, except share amounts)

	2026	2025
NET INCOME	$244	$1,301
Available-for sale Securities:
Unrealized holding (loss) gain on securities arising during period	(797)	739
Tax effect	(207)	194
Net-of-tax amount	(590)	545

Fair Value adjustment on derivatives:
Unrealized holding gain (loss) on derivative	161	(26)
Tax effect	42	(7)
Net-of-tax amount	119	(19)
Other comprehensive (loss) income net of tax	(471)	526
COMPREHENSIVE INCOME	$(227)	$1,827

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2026 and 2025

(In thousands, except share amounts)

					Accumulated
		Additional			other	Total
	Common	paid in	Treasury	Retained	comprehensive	shareholders'
	Stock	capital	stock	earnings	income (loss)	equity

Balance at January 1, 2025	$9,600	$42	$(991)	$58,315	$(735)	$66,231
Comprehensive income:
Net income	—	—	—	1,301	—	1,301
Other comprehensive income, net of tax:	—	—	—	—	526	526
Cash dividends declared ($0.33 per share)	—	—	—	(245)	—	(245)

Balance March 31, 2025	9,600	42	(991)	59,371	(209)	67,813

Balance at January 1, 2026	9,600	42	(991)	61,874	614	71,139
Comprehensive income:
Net income	—	—	—	244	—	244
Other comprehensive loss, net of tax:	—	—	—	—	(471)	(471)
Cash dividends declared ($0.33 per share)	—	—	—	(245)	—	(245)
Balance at March 31, 2026	$9,600	$42	$(991)	$61,873	$143	$70,667

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2026 and 2025

(In thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$244	$1,301
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	188	147
Provision for credit losses	180	150
Net premium accretion on securities	(110)	(155)
Deferred tax benefit	75	58
Net gain on sale of loans	(155)	—
Proceeds from sale of loans held for sale	11,302	—
Loans originated for sale	(11,147)	—
Earnings on bank owned life insurance	(42)	(38)
Net decrease (increase) in accrued interest receivable	15	(172)
Net (increase) decrease in other assets	(690)	1,914
Net decrease in other liabilities	(448)	(2,666)
Net cash provided by operating activities	(588)	539

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and pay downs of securities available for sale	3,179	4,682
Purchases of securities available for sale	—	—
Net redemption (purchases) of FHLB stock	2,192	1,903
Loan originations and payments, net	2,019	(8,164)
Purchase of premises and equipment	(836)	(510)
Net cash used in investing activities	6,554	(2,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,506	43,246
Net decrease in short-term FHLB borrowings	(54,000)	(41,700)
Repayment of long-term FHLB borrowings	—	—
Issuance of junior subordinated note, net	25,444
Dividends paid	(245)	(245)
Net cash provided by financing activities	13,705	1,301

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,671	(249)
Cash and cash equivalents at beginning of year	28,146	25,743
CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,817	$25,494

Supplemental information
Interest paid	$6,574	$6,009
Taxes paid	$603	$268

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Ballston Spa Bancorp, Inc. (the “Parent Company”) and its subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. A summary of the more significant policies is described below.

Organization: The Company is a financial holding company. The Parent Company’s banking subsidiary, Ballston Spa National Bank (the “Bank”), is a community-based commercial bank and provides a wide range of banking, financing, fiduciary, brokerage and other financial services to corporate, municipal, and individual customers through its thirteen branch offices.

Basis of Presentation: The consolidated financial statements include the accounts of the Parent Company and the Bank and its subsidiary, BSNB Real Estate Company, Inc. All material intercompany accounts and transactions have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes. Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform with the current year’s presentation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting: The Company has a single segment for financial reporting purposes. The Company’s reportable segment is determined by the Chief Financial Officer, who is designated as the chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses this information to review performance of various components, such as branches and wealth management component which are then aggregated. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used to assess performance and to establish compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses, and salaries and employee benefits provide the significant expense in the banking operation. All of the Company’s operations are domestic.

Adoption of New Accounting Standards

On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update expands the population of purchased loans subject to the gross-up approach under Topic 326. Under the new guidance, purchased seasoned loans (excluding credit card receivables) will be accounted for using the gross-up approach. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years.

Recently Issued Accounting Pronouncements, Not Yet Adopted

On November 4, 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires companies to disclose additional information about certain expenses. This guidance is effective for companies with fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt this standard beginning January 1, 2027. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available for sale at March 31, 2026 and December 31, 2025 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. Treasury Securities	$2,986	$—	$(1)	$2,985
State and political subdivisions	12,225	—	(324)	11,901
Mortgage-backed securities (“MBSs”) – residential	42,596	245	(551)	42,290
Collateralized mortgage obligations (“CMOs”)	98	—	(57)	41
Corporate securities	5,487	—	(10)	5,477
Total securities available for sale	$63,392	$245	$(943)	$62,694

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury Securities	$2,955	$6	$—	$2,961
State and political subdivisions	12,204	—	(185)	12,019
Mortgage-backed securities (“MBSs”) – residential	45,721	708	(382)	46,047
Collateralized mortgage obligations (“CMOs”)	97	—	(44)	53
Corporate securities	5,484	—	(2)	5,482
Total securities available for sale	$66,461	$714	$(613)	$66,562

The Company did not sell any securities during the three months ended March 31, 2026 or during the year ended December 31, 2025. There were no securities called during the three months ended March 31, 2026 or during the year ended December 31, 2025.

As of March 31, 2026, the contractual maturity of debt securities available for sale (MBSs and CMOs are shown separately) at amortized cost and approximate fair value is as follows (in thousands):

	Amortized
	Cost	Fair Value
Within one year	$5,473	$5,462
After one year to five years	6,728	6,618
After five years to ten years	8,497	8,283
Over ten years	—	—
Total debt securities	20,698	20,363
MBSs and CMOs	42,694	42,331
Total	$63,392	$62,694

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities available for sale pledged to secure borrowings, deposits, and for other purposes was $56.8 million and $60.6 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 2 – SECURITIES (Continued)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 (in thousands).

	Less than 12 Months		12 Months or longer		Total
		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026
U.S. Treasury Securities	$—	$—	$2,985	$(1)	$2,985	$(1)
State and political subdivisions	—	—	11,901	(324)	11,901	(324)
MBSs	—	—	19,264	(551)	19,264	(551)
CMOs	—	—	41	(57)	41	(57)
Corporate Securities	2,477	(10)	—	—	2,477	(10)
	$2,477	$(10)	$34,191	$(933)	$36,668	$(943)

	Less than 12 Months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
Treasury	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	11,816	(185)	11,816	(185)
MBSs	—	—	16,133	(382)	16,133	(382)
CMOs	—	—	53	(44)	53	(44)
Corporate Securities	2,482	(2)	—	—	2,482	(2)
	$2,482	$(2)	$28,002	$(611)	$30,484	$(613)

Management has assessed the securities available for sale that were in an unrealized loss position at March 31, 2026 and December 31, 2025, and determined that the decline in fair value is driven by changes in market interest rates and credit spreads, not changes in credit quality. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management's analysis of each individual security, the issues appear to have the ability to meet debt service requirements over the life of the security. The Company had no allowance for credit losses on securities available for sale at March 31, 2026 and December 31, 2025.  At March 31, 2026 the Company had no intent to sell securities in an unrealized loss position and has the ability to hold them until recovery.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of loans at March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Residential real estate	$317,729	$318,694
HELOCs	16,401	17,092
Commercial real estate	368,786	370,380
Commercial and industrial	32,225	32,582
Consumer	64,500	63,698
Total gross loans	799,641	802,446
Unearned discount and net deferred fees and costs	1,546	773
Total loans	801,187	803,219
Allowance for credit losses	(8,916)	(8,749)
Net loans	$792,271	$794,470

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit loss (“ACL”) represents management’s best estimate of future lifetime expected losses on its held for investment loan portfolio. The Company calculates its ACL by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The increase in ACL for the three months ended March 31, 2026 compared with the year ended December 31, 2025, primarily consisted of an increase in ACL for collectively evaluated loans.

The following table presents the activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2026 and 2025 (in thousands):

	Residential		Commercial	Commercial
	Real Estate	HELOCs	Real Estate	and Industrial	Consumer	Total
March 31, 2026
Allowance for credit losses:
Beginning balance	$2,721	$71	$5,355	$375	$227	$8,749
Provision (credit) for credit losses	110	—	35	(1)	36	180
Loans charged-off	—	—	—	—	(27)	(27)
Recoveries	—	—	—	—	14	14
Total ending allowance balance	$2,831	$71	$5,390	$374	$250	$8,916

	Residential		Commercial	Commercial
	Real Estate	HELOCs	Real Estate	and Industrial	Consumer	Total
March 31, 2025
Allowance for credit losses:
Beginning balance	$2,564	$104	$5,396	$313	$168	$8,545
Provision for credit losses	(42)	(1)	137	5	51	150
Loans charged-off	—	—	—	—	(67)	(67)
Recoveries	—	—	—	—	7	7
Total ending allowance balance	$2,522	$103	$5,533	$318	$159	$8,635

The following tables present the amortized cost in nonaccrual and loans past due over 89 days still on accrual by class of loans as of March 31, 2026 and December 31, 2025 (in thousands):

			Loans Past Due Over
	Nonaccrual		89 Days Still Accruing
	2026	2025	2026	2025
Residential real estate	$309	$331	$129	$660
HELOCs	—	—	—	—
Commercial real estate	328	328	—	—
Commercial and industrial	—	—	—	—
Consumer	—	1	13	75
Total	$637	$660	$142	$735

Nonaccrual loans and loans past due 89 days and still accruing interest include both smaller-balance homogeneous loans that are collectively evaluated for credit losses and loans that are individually evaluated.  At March 31, 2026 and December 31, 2025, the Company had no allowance for credit losses allocated to nonaccrual loans. At March 31, 2026, collateral-dependent loans consisted of $309 thousand of residential real estate loans and $328 thousand of commercial real estate loans. At December 31, 2025, collateral-dependent loans consisted of $331 thousand of residential real estate loans and $328 thousand of commercial real estate loans. Residential real estate loans were secured by residential real estate properties, commercial real estate loans were secured by commercial real estate properties, and commercial and industrial loans were secured by other assets.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the amortized cost in past due loans by class of loans as of March 31, 2026 and December 31, 2025 (in thousands):

	30‑59	60‑89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2026
Residential real estate	$1,558	$—	$437	$1,995	$315,734	$317,729
HELOCs	—	—	—	—	16,401	16,401
Commercial real estate	—	608	328	936	367,850	368,786
Commercial and industrial	—	—	—	—	32,225	32,225
Consumer	28	—	14	42	64,458	64,500
Total	$1,586	$608	$779	$2,973	$799,494	$799,641

December 31, 2025
Residential real estate	$—	$1,260	$992	$2,252	$316,442	$318,694
HELOCs	—	—	—	—	17,092	17,092
Commercial real estate	—	—	328	328	370,052	370,380
Commercial and industrial	—	—	—	—	32,582	32,582
Consumer	227	70	75	372	63,326	63,698
Total	$227	$1,330	$1,395	$2,952	$799,494	$802,446

Loan Modification Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans modified to borrower experiencing financial difficulty during the three months ended March 31, 2026 and during the year ended December 31, 2025.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.

The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Bank analyzes commercial loans individually by classifying the loans as to credit risk using standard industry classifications. Commercial loans not classified are considered to be pass-rated loans. The Bank considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential real estate, HELOC and consumer loans, the Bank evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the risk category of loans and current period gross charge-offs as of March 31, 2026 and December 31, 2025 by loan segment and vintage year (in thousands):

							Revolving
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Industrial:
Risk rating
Pass	$2,127	$9,568	$7,361	$2,522	$2,601	$6,966	$1,080	$32,225
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,127	$9,568	$7,361	$2,522	$2,601	$6,966	$1,080	$32,225
Commercial & Industrial:
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Risk rating
Pass	$10,340	$40,694	$34,185	$55,922	$74,805	$148,201	$—	$364,147
Special mention	—	—	—	—	—	3,690	—	3,690
Substandard	—	—	—	327	—	622	—	949
Doubtful	—	—	—	—	—	—	—	—
Total	$10,340	$40,694	$34,185	$56,249	$74,805	$152,513	$—	$368,786
Commercial real estate
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Payment Performance
Performing	$10,878	$44,231	$32,362	$43,769	$43,114	$142,938	$—	$317,292
Non Performing	—	—	—	—	—	437	—	437
Total	$10,878	$44,231	$32,362	$43,769	$43,114	$143,375	$—	$317,729
Residential real estate
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Payment Performance
Performing	$875	$2,135	$3,358	$3,008	$2,872	$4,153	$—	$16,401
Non Performing	—	—	—	—	—	—	—	—
Total	$875	$2,135	$3,358	$3,008	$2,872	$4,153	$—	$16,401
HELOC
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Payment Performance
Performing	$9,755	$15,730	$15,782	$7,777	$5,091	$10,351	$—	$64,486
Non Performing	—	—	7	—	2	5	—	14
Total	$9,755	$15,730	$15,789	$7,777	$5,093	$10,356	$—	$64,500
Consumer
Current period gross write off	$—	$—	$—	$16	$11	$—	$—	$27

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial & Industrial:
Risk rating
Pass	$9,528	$9,684	$3,143	$2,762	$1,827	$4,891	$564	$32,399
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	183	—	183
Doubtful	—	—	—	—	—	—	—	—
Total	$9,528	$9,684	$3,143	$2,762	$1,827	$5,074	$564	$32,582
Commercial & Industrial:
Current period gross write off	$—	$200	$—	$—	$—	$2	$—	$202
Commercial real estate
Risk rating
Pass	$39,066	$39,227	$56,299	$75,765	$50,351	$103,839	$—	$364,547
Special mention	—	—	—	—	—	4,884	—	4,884
Substandard	—	—	327	—	—	622	—	949
Doubtful	—	—	—	—	—	—	—	—
Total	$39,066	$39,227	$56,626	$75,765	$50,351	$109,345	$—	$370,380
Commercial real estate
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Payment Performance
Performing	$49,283	$32,818	$44,660	$43,589	$51,302	$96,051	$—	$317,703
Non Performing	—	—	—	—	499	492	—	991
Total	$49,283	$32,818	$44,660	$43,589	$51,801	$96,543	$—	$318,694
Residential real estate
Current period gross write off	$—	$—	$—	$—	$—	$63	$—	$63
HELOC
Payment Performance
Performing	$2,059	$3,693	$4,001	$3,058	$1,396	$2,885	$—	$17,092
Non Performing	—	—	—	—	—	—	—	—
Total	$2,059	$3,693	$4,001	$3,058	$1,396	$2,885	$—	$17,092
HELOC
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Payment Performance
Performing	$16,187	$16,209	$8,128	$5,502	$2,462	$15,135	$—	$63,623
Non Performing	—	20	14	41	—	—	—	75
Total	$16,187	$16,229	$8,142	$5,543	$2,462	$15,135	$—	$63,698
Consumer
Current period gross write off	$—	$24	$35	$45	$18	$58	$—	$180

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Bank retains the servicing rights on certain mortgage loans sold. Total loans serviced by the Company for unrelated third parties were approximately $70.0 million and $65.4 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025 the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $126 thousand and $150 thousand, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at March 31, 2026 and December 31, 2025, and therefore no impairment reserve was necessary. Fees earned for servicing loans totaled $45 thousand and $0 for the three months ended March 31, 2026 and 2025, respectively.

In the ordinary course of business, the Company enters into loan transactions with certain of its directors and executive officers (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. The aggregate amount outstanding of such loans totaled $9.3 million at March 31, 2026, and $6.8 million at December 31, 2025.

NOTE 4 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Securities: The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using loss severity inputs based upon expected cash flows from the underlying assets.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 4 – FAIR VALUE (Continued)

Individually Evaluated Loans: The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Because the Bank has a small amount of individually evaluated loans measured at fair value, the impact of unobservable inputs on the Bank’s consolidated financial statements is not material.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets:
Available-for-sale securities:
U.S. Treasury securities	$2,985	$—	$—
State and political subdivisions	—	11,901	—
MBSs – residential	—	42,290	—
CMOs	—	—	41
Corporate securities	—	5,477	—
Total investment securities available-for-sale	$2,985	$59,668	$41

Derivatives	$—	$84	$—

December 31, 2025
Assets:
Available-for-sale securities:
U.S. Treasury securities	$2,961	$—	$—
State and political subdivisions	—	12,019	—
MBSs – residential	—	46,047	—
CMOs	—	—	53
Corporate securities	—	5,482	—
Total investment securities available-for-sale	$2,961	$63,548	$53
Liabilities:
Derivatives	$—	$86	$—

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025.

The carrying values and estimated fair values of financial assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets
Cash and cash equivalents	$47,817	$47,817	$47,817	$—	$—
Securities available for sale	62,694	62,694	2,985	59,668	41
FHLB and FRB stock	5,716	N/A	N/A	N/A	N/A
Loans, net of allowance for credit losses	792,271	784,008	—	—	784,008
Accrued interest receivable	3,128	3,128	—	283	2,845
Financial liabilities
Deposits	$807,739	$808,042	$656,446	$151,596	$—
FHLB borrowings	20,000	20,047	—	20,047	—
Junior subordinated debentures	33,194	33,861	—	33,861	—
Accrued interest payable	935	935	935	—	—

December 31, 2025
Financial assets
Cash and cash equivalents	$28,146	$28,146	$28,146	$—	$—
Securities available for sale	66,562	66,562	2,961	63,548	53
FHLB and FRB stock	7,908	N/A	N/A	N/A	N/A
Loans, net of allowance for credit losses	794,470	786,241	—	—	786,241
Accrued interest receivable	3,143	3,143	—	310	2,833
Financial liabilities
Deposits	$765,233	$765,846	$618,031	$147,815	$—
FHLB borrowings	74,000	74,062	—	74,062	—
Junior subordinated debentures	7,750	7,917	—	7,917	—
Accrued interest payable	902	902	902	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents: The carrying amounts of cash and short-term investments approximate fair values.

FHLB and FRB Stock: It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on their transferability.

Loans: The fair value of portfolio loans, net of allowance for credit losses is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types and the use of a discount rate based on expected relative risk of the cash flows.

The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a Level 3 for fair value estimate.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 4 – FAIR VALUE (Continued)

FHLB Borrowings: The fair values of the Company’s FHLB borrowings with a maturity greater than one year are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements. The fair value of FHLB borrowing with a maturity less than one year approximate their carrying value.

Junior Subordinated Debentures: The fair value is based on current rates for similar financing, and approximates book value.

Accrued Interest Receivable/Payable: The fair values of accrued interest receivable and payable approximate their carrying amounts because of the short-term nature of these financial instruments.

Off-Balance Sheet Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 5 – DEPOSITS

The contractual maturities of time deposits for the periods subsequent to March 31, 2026 are as follows (in thousands):

Years ending December 31,
2026	$141,245
2027	9,579
2028	242
2029	184
2030 and thereafter	43
$151,293

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at March 31, 2026 and December 31, 2025 were $36.5 million and $28.8 million, respectively. As of March 31, 2026 and December 31, 2025 the Company had brokered CD deposits totaling $60.4 million at each period end.

NOTE 6 – BORROWINGS

The Bank has a borrowing capacity with the Federal Home Loan Bank of New York (FHLB) of up to 30% of total assets. The Bank may utilize this capacity for either short or long-term borrowings. At March 31, 2026, this equated to a borrowing capacity of $272.9 million. All borrowings with the FHLB are collateralized by the Bank’s holdings of FHLB stock, as well as a blanket lien on all residential and certain qualified commercial real estate loans not otherwise pledged.

Short-Term FHLB Borrowings: The short-term borrowing program is based upon either an overnight or thirty-day borrowing period with interest based generally upon a spread above the current Federal funds rate. In addition, short-term borrowings with an original maturity of less than one year are classified in this category. The rates on these borrowings can be either fixed or floating. As of March 31, 2026 and December 31, 2025, short-term FHLB borrowings amounted to $0.0 million and $54.0 million, respectively. During the periods then ended, short-term borrowings averaged $16.9 million and $47.6 million with a weighted average rate of 3.77% and 4.51%, respectively.

Municipal Letter of Credit: The Company utilizes a Municipal Letter of Credit (“MULOC”) from FHLB to collateralize certain municipal deposits at the Company. The balance of this MULOC at March 31, 2026 and December 31, 2025 was $49.7 million and $17.9 million, respectively.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 6 – BORROWINGS (Continued)

Long-Term FHLB Borrowings: Long-term borrowings at March 31, 2026 and December 31, 2025 amounted to $20.0 million at each period end. Of the $20 million of borrowings outstanding at March 31, 2026, $10 million with a rate of 4.13% matures in 2026, and $10 million with a rate of 4.01% matures in 2027.

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

The Company issued $7.75 million in subordinated debt during 2018. The proceeds were contributed to the Bank as additional paid in capital, and qualifies as Tier 1 Capital at the Bank Level. The subordinated debt may be included in Tier II Capital (with certain limitations applicable) at the parent Company under current regulatory guidelines and interpretations. The subordinated notes have a fixed interest rate of 5.75%, payable quarterly to the note holders. The subordinated debt matures on September 10, 2028. As of March 31, 2026 and December 31, 2025, $1.20 million was owned by certain directors of the Company.

The Company also issued $26 million in subordinated notes on March 25, 2026. The subordinated notes issued mature on April 1, 2036 and bear interest at a fixed annual rate of 7.375%, payable quarterly in arrears, up to but excluding April 1, 2031. From and including April 1, 2031 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate plus 378 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after April 1, 2031.  As of March 31, 2026, $3.10 million was owned by certain directors of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance-Sheet Financing and Concentrations of Credit: The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include the Company’s commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated financial statements. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and unused lines of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

Contract amounts of financial instruments that represent credit risk as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Commitments to extend credit	$65,295	$34,078
Unused lines of credit	35,150	38,967
Standby letters of credit	564	565
Total	$101,009	$73,610

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case- by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management’s credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate.

Commitments to extend credit and unused lines of credit may be written on a fixed-rate basis thus exposing the Company to interest rate risk, given the possibility that market rates may change between commitment and actual extension of credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 80% for movable assets, such as inventory, to 100% for liquid assets, such as bank certificates of deposits. The fair value of the Company’s standby letters of credit at March 31, 2026 and December 31, 2025 was not significant.

The Company has no loan commitments with borrowers which are intended to be held for sale if closed. The Company generally makes its determination of whether or not to identify a loan as held for sale at the time that loan commitments are entered into. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market to unrelated investors. The Company did not have any commitments to sell loans at March 31, 2026 or December 31, 2025.

Concentrations of Credit: The Company primarily grants residential, consumer and commercial-related loans to customers located in the New York State counties of Saratoga, Fulton, Montgomery, and northern sections of Albany and Schenectady counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in these areas.

Data Processing: The Company has a data processing agreement with payments based on transaction volume. Total data processing expense related to this contract was approximately $229 thousand and $278 thousand for the three months ended March 31, 2026 and 2025, respectively.

Dividend Restrictions: The Company’s principal source of cash flow to pay dividends on its common shares, to service its debt and to finance its corporate operations is capital distributions from the Bank. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. As of March 31, 2026, the Bank paid the Company a total of $245 thousand in dividends. As of the close of business on March 31, 2026, the Bank had an additional $8.0 million available to pay dividends to the Company, without prior regulatory approval and without affecting its status as “well capitalized” under the FDIC-defined capital categories.

Contingent Liabilities: In the ordinary course of business there are various legal proceedings pending against the Company. Based on consultation with outside counsel, management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026 and 2025

NOTE 9 – Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding. The following schedule shows the Company’s earnings and per share calculations for the periods presented (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2026	2025
Net Income	$244	$1,301
Weighted average number of common shares outstanding	742,663	742,663
Basic earnings per share	$0.33	$1.75

NOTE 10 – BUSINESS COMBINATION (UNAUDITED)

On April 1, 2026, the Company completed its previously announced strategic merger of equals with NBC Bancorp, Inc., the holding company for The National Bank of Coxsackie (collectively "NBC"). Pursuant to this transaction, NBC merged with and into the Company.  At the effective time of the transaction, in a stock-for-stock exchange, NBC shareholders received 0.8065 shares of the Company’s stock for each share of NBC stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the audited Consolidated Financial Statements, including notes thereto, and the other information therein included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission, and in conjunction with the Consolidated Statements of Financial Condition as of March 31, 2026, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025. The Consolidated Statement of Financial Condition as of December 31, 2025 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2025. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to Ballston Spa Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, financial condition and performance, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, and/or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of and the methodology calculating the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategy;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums or changes in the fiscal or monetary policies of the U.S. Treasury or Board of Governors of the Federal Reserve System;
●	the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
●	the impact of any federal government shutdown;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected to implement;
●	the failure to maintain current technologies and/or to successfully implement future information technology enhancements;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical event;
●	our ability to retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS OF BALLSTON SPA BANCORP, INC.

The objective of this section is to help potential investors understand Ballston Spa Bancorp Inc.’s (“Ballston Spa”) views on its results of operations and financial condition. In order to fully understand this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing elsewhere in this report.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Special Financial Report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets increased $13.1 million, or 1.41%, to $941.6 million at March 31, 2026 from $928.5 million at December 31, 2025. The increase was primarily the result of a $19.7 million increase in cash and cash equivalents, a $0.6 million increase in premises and equipment and a $0.9 million increase in other assets partially offset by a $6.1 million decrease in investment securities (including FHLB and FRB stock) and a $2.2 million decrease in net total loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $19.7 million, or 70.11%, to $47.8 million at March 31, 2026 from $28.1 million at December 31, 2025, primarily as a result of the Company’s junior subordinated note issuance of $25.4 million, net of applicable fees, on March 25, 2026.

Securities. Total securities decreased $3.9 million, or 5.86%, to $62.7 million at March 31, 2026 from $66.6 million at December 31, 2025. The decrease was due to the Bank increasing its overall liquidity position as well as the regular principal and interest payments on Ballston Spa’s securities portfolio.

Loans. Loans held for investment, net, decreased $2.2 million, or 0.28%, to $792.3 million at March 31, 2026 from $794.5 million at December 31, 2025. Commercial real estate loans decreased $1.6 million, or 0.43%, to $368.8 million at March 31, 2026 from $370.4 million at December 31, 2025. Residential mortgage loans decreased $1.0 million, or 0.31%, to $317.7 million at March 31, 2026 from $318.7 million at December 31, 2025.

Deposits. Deposits increased $42.5 million, or 5.55%, to $807.7 million at March 31, 2026 from $765.2 million at December 31, 2025. NOW and money market accounts increased $42.5 million, or 11.12%, to $424.8 million at March 31, 2026 from $382.3 million at December 31, 2025. Savings accounts decreased $1.8 million, or 2.06%, to $85.4 million at March 31, 2026 from $87.2 million at December 31, 2025. Non-interest-bearing deposits decreased $2.2 million, or 1.48%, to $146.3 million at March 31, 2026 from $148.5 million at December 31, 2025. Certificates of deposit increased $4.1 million, or 2.78%, to $151.3 million at March 31, 2026 from $147.2 million at December 31, 2025. The increase in certificates of deposit and the decrease in savings accounts reflected the decision of many depositors to take advantage of increased market rates being paid on certificates of deposit.

Borrowings. As of March 31, 2026, Ballston Spa had $20.0 million in Federal Home Loan Bank advances, compared to $74.0 million in Federal Home Loan Bank advances at December 31, 2025. The decrease in Federal Home Loan Bank advances was primarily due to deposit growth during the three months ended March 31, 2026, as well as the issuance of the Company’s junior subordinated note of $25.4 million, net of applicable fees, on March 25, 2026.

Junior subordinated debentures. The Company issued $26.0 million ($25.4 million net of applicable fees) in subordinated notes on March 25, 2026. The subordinated notes issued mature on April 1, 2036 and bear interest at a fixed annual rate of 7.375%, payable quarterly in arrears, up to but excluding April 1, 2031. From and including April 1, 2031 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate plus 378 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after April 1, 2031.

Total Shareholders’ Equity. Total shareholders’ equity decreased $0.4 million, or 0.56%, to $70.7 million at March 31, 2026 from $71.1 million at December 31, 2025. The decrease resulted from other comprehensive loss due to unrealized losses in the investment portfolio as well as dividend payments which were offset by net income.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using month-end average balances, rather than daily average balances. Ballston Spa believes the use of month-end average balances is representative of its operations. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial.

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$802,317	$9,984	5.05%	$767,522	$9,262	4.89%
Securities	71,765	914	5.17%	82,512	1,086	5.34%
Other	7,306	44	2.44%	3,346	30	3.64%
Total interest-earning assets	881,388	10,942	5.03%	853,380	10,378	4.93%
Non-interest-earning assets	26,930			25,684
Total assets	$908,318			$879,064
Interest-bearing liabilities:
Savings and club accounts	$84,793	16	0.08%	$92,886	17	0.07%
Interest-bearing demand accounts	403,032	2,262	2.28%	358,701	1,798	2.03%
Certificates of deposit	148,709	1,370	3.74%	130,088	1,339	4.17%
Total interest-bearing deposits	636,534	3,648	2.32%	581,675	3,154	2.20%
Federal Home Loan Bank advances	36,853	358	3.94%	64,260	688	4.34%
Other borrowings	9,446	148	6.35%	7,750	111	5.81%
Total interest-bearing liabilities	682,833	4,154	2.47%	653,685	3,953	2.45%
Non-interest-bearing deposits	146,411			149,669
Other non-interest-bearing liabilities	9,174			8,688
Total liabilities	838,418			812,042
Equity	69,900			67,022
Total liabilities and equity	$908,318			$879,064
Net interest income		$6,788			$6,425
Net interest rate spread(1)			2.56%			2.48%
Net interest-earning assets(2)	$198,555			$199,695
Net interest margin(3)	3.12%			3.05%
Average interest-earning assets to interest-bearing liabilities	129.08%			130.55%
(1)	Annualized.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on Ballston Spa’s net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended
	March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$469	$253	$722
Securities	(133)	(39)	(172)
Other	25	(11)	14
Total interest-earning assets	361	203	564
Interest-bearing liabilities:
Savings and club accounts	(2)	1	(1)
Interest-bearing accounts	381	83	464
Certificates of deposit	158	(127)	31
Federal Home Loan Bank advances	(278)	(52)	(330)
Other borrowings	26	11	37
Total interest-bearing liabilities	285	(84)	201
Change in net interest income	$76	$287	$363

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income decreased $1.1 million, or 84.62%, to $0.2 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025. The decrease was driven by an increase in non-interest expenses—primarily compensation and benefits, merger-related expense, and occupancy and equipment—partially offset by an increase in net interest income.

Interest Income. Interest income increased $0.5 million, or 4.81%, to $10.9 million for the three months ended March 31, 2026 from $10.4 million for the three months ended March 31, 2025. The increase resulted primarily from a $0.7 million, or 7.53%, increase in interest income on loans, offset in part by a $0.2 million, or 22.22%, decrease in income on investments.  The average balance of loans increased $34.8 million, or 4.53%, to $802.3 million for the three months ended March 31, 2026, compared to $767.5 million for the three months ended March 31, 2025. In addition, there was an increase of 16 basis points in the average yield of loans to 5.05% for the three months ended March 31, 2026 from 4.89% for the three months ended March 31, 2025.  The average balance of securities decreased $10.7 million, or 12.97%, to $71.8 million for the three months ended March 31, 2026, compared to $82.5 million for the three months ended March 31, 2025. The average yield on securities decreased by 17 basis points to 5.17% for the three months ended March 31, 2026 from 5.34% for the three months ended March 31, 2025.

Interest Expense. Interest expense increased $0.2 million or 5.00%, to $4.2 million for the three months ended March 31, 2026 from $4.0 million for the three months ended March 31, 2025. The increase in interest expense resulted primarily from an increase in interest expense on deposits. The average rate Ballston Spa paid on deposits increased 12 basis points to 2.32% for the three months ended March 31, 2026 from 2.20% for the three months ended March 31, 2025 and the average balance of deposits increased $54.8 million, or 9.42%, to $636.5 million for the three months ended March 31, 2026 from $581.7 million for the three months ended March 31, 2025. The overall increase was driven by an increase in the average balance of money market accounts and time deposit accounts.  The average balance of money market accounts increased by $52.4 million, or 21.37%, to $297.6 million at March 31, 2026 from $245.2 million at March 31, 2025.  Additionally, there was an increase in the average balance of time deposits of $18.6 million, or 14.30%, from $130.1 million at March 31, 2025 to $148.7 million at March 31, 2026. There was a decrease in the rate paid on these accounts of 43 basis points from 4.17% for the three months ended March 31, 2025 to 3.74% for the three months ended March 31, 2026.

Net Interest Income. Net interest income increased $0.4 million, or 6.25%, to $6.8 million for three months ended March 31, 2026 from $6.4 million for the three months ended March 31, 2025. Ballston Spa had increases in its net interest rate spread of 9 basis points to 2.57% for the three months ended March 31, 2026 from 2.48% for the three months ended March 31, 2025, and net interest margin of 7 basis points to 3.12% for the three months ended March 31, 2026 from 3.05% for the three months ended March 31, 2025, and a decrease in its net interest-earning assets of $1.1 million, or 0.55%, to $198.6 million for the three months ended March 31, 2026 from $199.7 million for the three months ended March 31, 2025. The increases in Ballston Spa’s net interest rate spread and net interest margin were primarily a result of increases in the yields on interest-earning assets, coupled with a leveling off of the cost of interest-bearing liabilities.

Provision for credit losses. Ballston Spa establishes provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level Ballston Spa considers necessary to absorb expected credit losses in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, Ballston Spa considers, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. Ballston Spa assesses the allowance for credit losses and makes provisions for credit losses on a quarterly basis.

Based on Ballston Spa’s evaluation of the above factors, Ballston Spa recorded a provision for credit losses of $180,000 for the three months ended March 31, 2026 and $150,000 for the three months ended March 31, 2025, respectively. Ballston Spa had $0.6 million of non-performing loans and $5.5 million of classified and special mention loans at March 31, 2026, and net charge offs of $13 thousand for the three months ended March 31, 2026.  This compares to $1.4 million of non-performing loans and $7.1 million of classified and special mention loans at December 31, 2025.  Net charge-offs for the three months ended March 31, 2025 were $60 thousand. Ballston Spa’s allowance for credit losses as a percentage of total loans was 1.11% at March 31, 2026 compared to 1.09% at December 31, 2025.

Non-interest Income. Non-interest income increased $0.1 million, or 11.11%, to $1.0 million for three months ended March 31, 2026 from $0.9 million for the three months ended March 31, 2025, primarily as a result of a net gain on the sale and servicing of loans during the three months ended March 31, 2026 of $0.2 million.

Non-interest Expense. Non-interest expense increased $1.6 million, or 29.09%, to $7.1 million for the three months ended March 31, 2026 from $5.5 million for the three months ended March 31, 2025, primarily as a result of a $0.8 million increase in merger expense, a $0.5 million, or 14.44%, increase in compensation and employee benefits and a $0.3 million, or 43.12%, increase in occupancy and equipment. The increase in merger expense related to legal and professional consulting contracts related to the strategic merger.  The increase in compensation and employee benefits represents annual merit adjustments and increased health care and pension plan costs. The increase in occupancy and equipment represents increased spending in various technology and branch infrastructure initiatives throughout the three months ended March 31, 2026, including the renovation of our home office branch in downtown Ballston Spa, NY.

Income Tax Expense. The provision for income taxes was $0.2 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025.

Market Risk

General. Ballston Spa’s most significant form of market risk is interest rate risk because, as a financial institution, the majority of its assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of Ballston Spa’s operations is to manage interest rate risk and limit the exposure of its financial condition and results of operations to changes in market interest rates. Ballston Spa’s ALCO Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in its assets and liabilities, for determining the level of risk that is appropriate, given its business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by Ballston Spa’s board of directors. Ballston Spa currently utilizes a third-party modeling program, prepared on a quarterly basis, to evaluate its sensitivity to changing interest rates, given its business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Ballston Spa has sought to manage its interest rate risk in order to minimize the exposure of its earnings and capital to changes in interest rates. Ballston Spa has implemented the following strategies to manage its interest rate risk:

●	growing target deposit accounts;
●	utilizing Ballston Spa’s investment securities portfolio as part of its balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity, which can create temporary valuation adjustments to equity in Accumulated Other Comprehensive Income; and
●	continuing to price Ballston Spa’s one-to-four family residential real estate loan products in a way that encourages borrowers to select its fixed-rate, longer term loans as opposed to variable-rate shorter term loans.

By following these strategies, Ballston Spa believes that it is better positioned to react to increases and decreases in market interest rates.

Ballston Spa generally does not engage in hedging activities, such as engaging in futures or options, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Ballston Spa’s primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, Ballston Spa has the ability to collateralize borrowings in the wholesale markets or borrow advances from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Ballston Spa’s ALCO Committee is responsible for establishing and monitoring its liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. Ballston Spa seeks to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 1% and 25%. At March 31, 2026, this ratio was 5.00%. Ballston Spa believes that it has enough sources of liquidity to satisfy its short- and long-term liquidity needs as of March 31, 2026. Ballston Spa anticipates that it will maintain higher liquidity levels following the completion of the transaction.

Ballston Spa regularly adjusts its investments in liquid assets based upon its assessment of:

(i)	expected loan demand;
(ii)	expected deposit flows;
(iii)	yields available on interest-earning deposits and securities; and
(iv)	the objectives of Ballston Spa’s asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Ballston Spa’s most liquid assets are cash and cash equivalents. The levels of these assets depend on its operating, financing and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $47.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.7 million at March 31, 2026.

At March 31, 2026, Ballston Spa had $65.3 million in outstanding loan commitments and $35.2 million of unused lines of credit. Certificates of deposit due within one year of March 31, 2026 totaled $141.2 million, or 10.00% of total deposits. If these deposits do not remain with Ballston Spa, it will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, Ballston Spa may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or after March 31, 2026. Ballston Spa believes, however, based on past experience that a significant portion of such deposits will remain with it. Ballston Spa has the ability to attract and retain deposits by adjusting the interest rates offered.

Ballston Spa’s cash flows are derived from operating activities, investing activities and financing activities as reported in its Consolidated Statements of Cash Flows included in its Consolidated Financial Statements.

Ballston Spa’s primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the three months ending March 31, 2026, Ballston Spa originated $19.3 million of loans. Ballston Spa did not purchase any securities during the three months ended March 31, 2026.

Financing activities consist primarily of activity in deposit accounts. Ballston Spa experienced a net increase in total deposits of $42.5 million for the three months ended March 31, 2026. The increase resulted primarily from a $42.5 million increase in NOW and money market accounts and a $4.1 million increase in time deposits, offset by a $2.3 million decrease in demand deposit accounts and a $1.8 million decrease in savings accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Ballston Spa and its local competitors, and by other factors.

Ballston Spa had $20.0 million and $74.0 million in borrowings with the Federal Home Loan Bank of New York at March 31, 2026 and December 31, 2025, respectively.  The decrease in Federal Home Loan Bank of New York borrowings was due to an increase in deposits and the issuance of $26.0 million in junior subordinated notes in March, 2026.

Ballston Spa National Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2026 and December 31, 2025, Ballston Spa National Bank exceeded all regulatory capital requirements. Ballston Spa National Bank is considered “well capitalized” under regulatory guidelines.

See tables below for a summary of actual capital amounts (dollars in thousands) and ratios as of March 31, 2026 and December 31, 2025 for the Bank and the Company (on a consolidated basis):

			Required Ratios
			Minimum	Classification
	Actual Capital		Capital	As Well
	Amount	Ratio	Adequacy	Capitalized
March 31, 2026
Tier 1 capital:
Bank	$96,782	10.65%	4.00%	5.00%
Consolidated	69,625	7.66	N/A	N/A
Tier 1 risk-based capital:
Bank	96,782	13.46	6.00	8.00
Consolidated	69,625	10.28	N/A	N/A
Common equity tier 1 capital:
Bank	96,782	13.46	4.50	6.50
Consolidated	69,625	10.28	N/A	N/A
Total risk-based capital:
Bank	105,768	14.71	8.00	10.00
Consolidated	112,383	16.60	N/A	N/A

	Amount	Ratio	Adequacy	Capitalized
December 31, 2025
Tier 1 capital:
Bank	$76,603	8.45%	4.00%	5.00%
Consolidated	70,567	7.78	N/A	N/A
Tier 1 risk-based capital:
Bank	76,603	10.63	6.00	8.00
Consolidated	70,567	10.35	N/A	N/A
Common equity tier 1 capital:
Bank	76,603	10.63	4.50	6.50
Consolidated	70,567	10.35	N/A	N/A
Total risk-based capital:
Bank	85,444	11.86	8.00	10.00
Consolidated	87,158	12.79	N/A	N/A

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to the Ballston Spa unaudited financial statements included in this document.

Impact of Inflation and Changing Prices

Ballston Spa’s consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Ballston Spa’s operations. Unlike industrial companies, Ballston Spa’s assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on its performance than the effects of inflation.

Loan Portfolio Composition. The following table sets forth the composition of Ballston Spa’s loan portfolio by type of loan at the dates indicated.

	At
	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate	$317,729	39.73%	$318,694	39.71%
HELOCs	16,401	2.05%	17,092	2.13%
Commercial real estate	368,786	46.12%	370,380	46.16%
Commercial and industrial	32,225	4.03%	32,582	4.06%
Consumer	64,500	8.07%	63,698	7.94%
Total gross loans	799,641	100.00%	802,446	100.00%
Unearned discount and net deferred fees and costs	1,546		773
Total loans	801,187		803,219
Allowance for credit losses	(8,916)		(8,749)
Net loans	$792,271		$794,470

Non-Performing and Problem Assets

When a loan is 15 days past due, Ballston Spa sends the borrower a late charge notice. If the loan delinquency is not corrected, other forms of collections are implemented, including telephone calls and collection letters. Ballston Spa attempts personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, Ballston Spa will send the borrower a final demand for payment and it may refer the loan to legal counsel to commence foreclosure proceedings. Any of Ballston Spa’s loan officers can shorten these time frames in consultation with the senior lending officer.

Generally, loans are placed on non-accrual status when payment of principal or interest 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Ballston Spa’s Mortgage Lending Officer reports monitored loans, including all loans rated special mention, substandard, doubtful or loss, to the board of directors on a quarterly basis. In addition, management presents a quarterly loan loss allowance analysis to Ballston Spa’s board of directors.

The following table sets forth Ballston Spa’s loan delinquencies by type and amount at the dates indicated.

	At
	March 31, 2026			December 31, 2025
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$1,558	$—	$437	$—	$1,260	$992
HELOCs	—	—	—	—	—	—
Commercial real estate	—	608	328	—	—	328
Commercial and industrial	—	—	—	—	—	—
Consumer	28	—	14	227	70	75
Total loans	$1,586	$608	$779	$227	$1,330	$1,395

Non-Performing Assets. The following table sets forth information regarding Ballston Spa’s non-performing assets as of March 31, 2026 and December 31, 2025.

	At
	March 31,	December 31,
	2026	2025

	(In thousands)
Non-accrual loans:
Residential real estate	$309	$331
HELOCs	—	—
Commercial real estate	328	328
Commercial and industrial	—	—
Consumer	—	1
Total non-performing loans	$637	$660

On the basis of this review of Ballston Spa’s loans, its classified and special mention loans at the dates indicated were as follows:

	At
	March 31,	December 31,
	2026	2025

	(In thousands)
Substandard loans	$1,770	$2,198
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$1,770	$2,198
Special mention loans	$3,690	$4,884

Classification of Assets. Ballston Spa’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that Ballston Spa will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose Ballston Spa to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve Ballston Spa’s close attention, are required to be designated as special mention. As of March 31, 2026 and December 31, 2025, Ballston Spa had $3.7 million and $4.9 million, respectively, in assets designated as special mention.

Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Ballston Spa’s determination as to the classification of its assets and the amount of its loss allowances are subject to review by the OCC, which can require that Ballston Spa establish additional loss allowances. Ballston Spa regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of Ballston Spa’s review of its assets at March 31, 2026, Ballston Spa had $1.8 million of assets classified as substandard, and no assets classified as doubtful or loss. At December 31, 2025, Ballston Spa had $2.2 million of assets classified as substandard, and no assets classified as doubtful or loss.

The following table sets forth activity in Ballston Spa’s allowance for credit losses by portfolio class for periods indicated (in thousands).

	Residential			Commercial
	Real		Commercial	and
March 31, 2026	Estate	HELOCs	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,721	$71	$5,355	$375	$227	$8,749
Provision for credit losses	110	—	35	(1)	36	180
Loans charged-off	—	—	—	—	(27)	(27)
Recoveries	—	—	—	—	14	14
Total ending allowance balance	$2,831	$71	$5,390	$374	$250	$8,916

	Residential			Commercial
	Real		Commercial	and
March 31, 2025	Estate	HELOCs	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,564	$104	$5,396	$313	$168	$8,545
Provision for credit losses	(42)	(1)	137	5	51	150
Loans charged-off	—	—	—	—	(67)	(67)
Recoveries	—	—	—	—	7	7
Total ending allowance balance	$2,522	$103	$5,533	$318	$159	$8,635

Allocation of Allowance for credit losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At
	March 31, 2026			December 31, 2025
		Percent of			Percent of
		Allowance	Percent		Allowance	Percent
		in Each	of Loans		in Each	of Loans
		Category	in Each		Category	in Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Loan	Allocated	to Total	for Loan	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(In thousands)
Residential real estate	2,831	31.75%	39.73%	2,721	31.10%	39.71%
HELOCs	71	0.80%	2.05%	71	0.81%	2.13%
Commercial real estate	5,390	60.45%	46.12%	5,355	61.21%	46.16%
Commercial and industrial	374	4.20%	4.03%	375	4.29%	4.06%
Consumer	250	2.80%	8.07%	227	2.59%	7.94%
Total allocated allowance	8,916	100.00%	100.00%	8,749	100.00%	100.00%
Unallocated allowance	—			—
Total	8,916			8,749

Investment Activities

General. The goals of Ballston Spa’s investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, and meeting liquidity needs, pledging requirements, and asset/liability management and interest rate risk strategies. Subject to loan demand and Ballston Spa’s interest rate risk analysis, Ballston Spa will increase the balance of its investment securities portfolio when it has excess liquidity.

At March 31, 2026, Ballston Spa’s investment portfolio consisted primarily of securities and obligations issued by U.S. government-sponsored enterprises totaling $3.0 million, securities and obligations issued by New York and its political subdivisions of $11.9 million, residential mortgage-backed securities of $42.3 million, collateralized mortgage obligations totaling $42 thousand and corporate securities of $5.5 million. At March 31, 2026, Ballston Spa also owned $5.7 million of Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, Ballston Spa is required to purchase stock in the Federal Home Loan Bank of New York, which is carried at cost and classified as a restricted investment.

At March 31, 2026, all of Ballston Spa’s available-for-sale securities are carried at fair value through accumulated other comprehensive income.

For additional information regarding Ballston Spa’s investment securities portfolio, see Note 2 to the Notes to Consolidated Financial Statements.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of Ballston Spa’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are primarily attracted from within Ballston Spa’s market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. As of March 31, 2026, Ballston Spa holds $144.1 million of accounts from a variety of local municipal relationships. As of March 31, 2026 Ballston Spa also has $60.4 million of brokered deposits.

Ballston Spa also offers a variety of deposit accounts designed for the businesses operating in its market area. Ballston Spa’s business banking deposit products include a business checking account designed for small businesses, savings and money market accounts. Ballston Spa offers bill payment services through its online banking system.

Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Ballston Spa considers the rates offered by its competition, the rates on borrowings, its liquidity needs, profitability to Ballston Spa, and customer preferences and concerns. Ballston Spa generally reviews its deposit mix and pricing weekly. Ballston Spa’s deposit pricing strategy has generally been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At
	March 31, 2026			December 31, 2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(In thousands)
Demand, non-interest bearing	$146,255	18%	—%	$148,536	19%	—%
NOW and money market	424,776	53%	2.28%	382,252	50%	2.01%
Savings	85,415	11%	0.08%	87,243	11%	0.08%

Time, $250 and over	36,497	4%	3.72%	28,807	4%	3.87%
Time, other	114,796	14%	3.18%	118,395	16%	3.81%
Total deposits	$807,739	100.00%		$765,233	100.00%

As of March 31, 2026 and December 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $36.5 million and $28.8 million, respectively.  Ballston Spa has no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

Borrowings. Ballston Spa has the ability to utilize advances from the Federal Home Loan Bank of New York to supplement its investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, Ballston Spa is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of Ballston Spa’s mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

At March 31, 2026 and December 31, 2025, Ballston Spa had $20.0 million and $74.0 million, respectively, of outstanding advances from the Federal Home Loan Bank of New York. At March 31, 2026, Ballston Spa had access to additional Federal Home Loan Bank advances of up to $272.9 million based on Ballston Spa’s unused qualifying collateral available to support such advances.

Ballston Spa also has the ability to borrow from the Federal Reserve Bank of New York to supplement its investable funds. All borrowings are secured by pledges of qualifying loans and investment securities and are generally on overnight terms with interest rates quoted at the time of the borrowing. At March 31, 2026 and December 31, 2025, Ballston Spa had no outstanding borrowings with the Federal Reserve Bank of New York. At March 31, 2026, Ballston Spa had board of directors’ authorization to borrow up to $3.0 million from the Federal Reserve Bank of New York.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding material risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, expect as discussed below, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” of the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities or stock repurchases during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Certificate of Incorporation of Ballston Spa Bancorp, Inc., as amended (Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-291808) as filed on November 26, 2025)

3.2	Bylaws of Ballston Spa Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-291808) filed on November 26, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ballston Spa Bancorp, Inc.

Date: May 14, 2026	By:	/s/ Christopher R. Dowd
Christopher R. Dowd
Chief Executive Officer

Date: May 14, 2026	By:	/s/ James F. Dodd
James F. Dodd
Executive Vice President and
Chief Financial Officer