Form 10-Q
period 2026-06-30
Ballston Spa Bancorp, Inc.
filed 2026-08-14
CIK 2094107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 1,100,071 shares of common stock, $12.50 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

BALLSTON SPA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$16,193	$7,385
Short-term investments	76,948	20,761
Cash and cash equivalents	93,141	28,146
Securities available for sale, at fair value (amortized cost $116,022 and $66,461)	115,033	66,562
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	7,047	7,908
Loans	1,110,107	803,219
Allowance for credit losses	(13,138)	(8,749)
Net loans	1,096,969	794,470
Premises and equipment, net	18,815	12,047
Accrued interest receivable	4,528	3,143
Goodwill	2,046	1,595
Core deposit intangible	6,775	—
Bank-owned life insurance	5,722	5,637
Other assets	14,523	8,993
Total assets	$1,364,599	$928,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Demand deposits	$259,116	$148,536
Savings accounts	179,290	87,243
NOW and money market	491,253	382,252
Time deposits	270,282	147,202
Total deposits	1,199,941	765,233
FHLB borrowings, short-term	-	54,000
FHLB borrowings, long-term	17,298	20,000
Junior subordinated debentures	39,936	7,750
Other liabilities	12,531	10,379
Total liabilities	1,269,706	857,362
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Common stock, $12.50 par value. Authorized 10,000,000 shares;issued 1,149,544 as of June 30, 2026 and issued 768,000 shares as of December 31, 2025	14,369	9,600
Preferred stock, $12.50 par value. Authorized 2,000,000 shares; none issued at June 30, 2026 and December 31, 2025	—	—
Additional paid in capital	22,904	42
Treasury stock, at cost; 49,473 shares as of June 30, 2026 and 25,337 shares as of December 31, 2025	(3,246)	(991)
Retained earnings	60,790	61,874
Accumulated other comprehensive income/(loss)	76	614
Total shareholders’ equity	94,893	71,139
Total liabilities and shareholders’ equity	$1,364,599	$928,501

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three and six months ended June 30, 2026, and 2025

(In thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
INTEREST AND FEE INCOME
Loans, including fees	$15,371	$9,410	$25,355	$18,672
Taxable investment securities	1,210	852	1,913	1,740
Tax exempt investment securities	200	22	222	44
FHLB and FRB stock	198	176	387	352
Short-term investments	328	33	372	63
Total interest and fee income	17,307	10,493	28,249	20,871
INTEREST EXPENSE
Deposits	5,611	3,265	9,259	6,419
FHLB borrowings, short-term	—	572	157	949
FHLB borrowings, long-term	262	247	463	558
Junior subordinated debentures	718	112	866	223
Total interest expense	6,591	4,196	10,745	8,149
NET INTEREST INCOME	10,716	6,297	17,504	12,722
Provision for credit losses	—	150	180	300
NET INTEREST INCOME AFTER PROVISION	10,716	6,147	17,324	12,422
NON-INTEREST INCOME
Service charges on deposit accounts	235	159	384	321
Trust and investment services income	403	365	786	703
Gain on sale/servicing of loans	111	54	266	54
Debit card interchange income	445	199	625	383
Earnings on bank-owned life insurance	43	39	85	77
Other	463	155	543	283
Total non-interest income	1,700	971	2,689	1,821
NON-INTEREST EXPENSE
Compensation and benefits	5,650	3,511	9,582	6,947
Occupancy and equipment	1,124	595	1,967	1,184
FDIC and OCC assessment	299	216	548	432
Advertising and public relations	163	114	313	228
Legal and professional fees	303	167	560	423
Merger expenses	3,864	—	4,613	-
Data processing	488	272	717	550
Debit card processing	319	128	456	252
Other	1,322	590	1,896	1,096
Total non-interest expense	13,532	5,593	20,652	11,112
INCOME BEFORE INCOME TAX EXPENSE	(1,116)	1,525	(639)	3,131
Income tax expense	(405)	290	(172)	595
NET (LOSS) INCOME	$(711)	$1,235	$(467)	$2,536
Basic (loss) earnings per share	$(0.65)	$1.66	$(0.51)	$3.41
Weighted average number of common shares outstanding	1,100,071	742,663	921,367	742,663

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

Three and six months ended June 30, 2026, and 2025

	Three months ended June 30,		Six months ended June 30,
Description	2026	2025	2026	2025
NET (LOSS) INCOME	$(711)	$1,235	$(467)	$2,536
Available-for-sale securities:
Unrealized holding (loss) gain on securities arising during period	(291)	373	(1,090)	1,112
Tax effect	76	(97)	286	(291)
Net-of-tax amount	(215)	276	(804)	821

Fair value adjustment on derivatives:
Unrealized holding gain (loss) on derivative	200	(2)	361	(27)
Tax effect	(52)	1	(94)	7
Net-of-tax amount	148	(1)	267	(20)
Other comprehensive (loss) income, net of tax	(67)	275	(538)	801
COMPREHENSIVE (LOSS) INCOME	$(778)	$1,510	$(1,005)	$3,337

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Six Months Ended June 30,
					Accumulated
		Additional			other	Total
	Common	paid in	Treasury	Retained	comprehensive	shareholders’
	Stock	capital	stock	earnings	income (loss)	equity

Balance at January 1, 2025	$9,600	$42	$(991)	$58,315	$(735)	$66,231
Comprehensive income:
Net income	—	—	—	2,536	—	2,536
Other comprehensive income, net of tax:	—	—	—	—	801	801
Cash dividends declared ($0.66 per share)	—	—	—	(490)	—	(490)

Balance June 30, 2025	9,600	42	(991)	60,361	66	69,078

Balance at January 1, 2026	9,600	42	(991)	61,874	614	71,139
Comprehensive income:
Net loss	—	—	—	(467)	—	(467)
Other comprehensive loss, net of tax:	—	—	—	—	(538)	(538)
Common stock issued for merger with NBC Bancorp, Inc.	4,769	22,862	—	—	—	27,631
Repurchase of treasury stock (24,136 shares)	—	—	(2,255)	—	—	(2,255)
Cash dividends declared ($0.66 per share)	—	—	—	(617)	—	(617)
Balance at June 30, 2026	$14,369	$22,904	$(3,246)	$60,790	$76	$94,893

	Three Months Ended June 30,
					Accumulated
		Additional			other	Total
	Common	paid in	Treasury	Retained	comprehensive	shareholders’
	Stock	capital	stock	earnings	income (loss)	equity

Balance at March 31, 2025	$9,600	$42	$(991)	$59,371	$(209)	$67,813
Comprehensive income:
Net income	—	—	—	1,235	—	1,235
Other comprehensive income, net of tax:	—	—	—	—	275	275
Cash dividends declared ($0.33 per share)	—	—	—	(245)	—	(245)

Balance June 30, 2025	9,600	42	(991)	60,361	66	69,078

Balance at March 31, 2026	9,600	42	(991)	61,873	143	70,667
Comprehensive income:
Net loss	—	—	—	(711)	—	(711)
Other comprehensive loss, net of tax:	—	—	—	—	(67)	(67)
Common stock issued for merger with NBC Bancorp, Inc.	4,769	22,862	—	—	—	27,631
Repurchase of treasury stock (24,136 shares)	—	—	(2,255)	—	—	(2,255)
Cash dividends declared ($0.33 per share)	—	—	—	(372)	—	(372)
Balance at June 30, 2026	$14,369	$22,904	$(3,246)	$60,790	$76	$94,893

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(467)	$2,536
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	404	323
Amortization of other intangibles	323	—
Provision for credit losses	180	300
Net premium accretion on securities	(218)	(292)
Deferred tax expense	83	110
Net gain on sale of loans	(266)	(54)
Proceeds from sale of loans held for sale	15,160	2,081
Loans originated for sale	(14,894)	(2,027)
Earnings on bank owned life insurance	(85)	(77)
Net decrease (increase) in accrued interest receivable	120	(277)
Net decrease in other assets	648	1,090
Net decrease in other liabilities	(428)	(2,609)
Net cash provided by operating activities	560	1,104

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and pay downs of securities available for sale	38,218	9,402
Proceeds from sales of securities available for sale	50,221	—
Purchases of securities available for sale	(39,368)	(7,845)
Net redemption of FHLB stock	2,791	30
Proceeds from loans held for sale previously classified as portfolio loans	49,536	—
Loan originations and payments, net	(15,461)	(17,587)
Purchase of premises and equipment	(1,486)	(862)
Cash acquired, net of consideration paid	49,579	—
Net cash provided by (used in) investing activities	134,030	(16,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(22,181)	16,343
Net decrease in short-term FHLB borrowings	(54,000)	7,800
Repayment of long-term FHLB borrowings	(15,000)	(10,000)
Issuance of junior subordinated note, net	24,458	—
Repurchase of treasury stock	(2,255)	—
Dividends paid	(617)	(490)
Net cashed (used in) provided by financing activities	(69,595)	13,653

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,995	(2,105)
Cash and cash equivalents at beginning of year	28,146	25,743
CASH AND CASH EQUIVALENTS AT END OF YEAR	$93,141	$23,638

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$10,744	$8,149
Income taxes paid, net	233	594
Assets acquired in acquisition of NBC Bancorp, Inc., excluding cash	458,464	—
Liabilities assumed in acquisition of NBC Bancorp, Inc.	480,863	—
Common stock issued for acquisition of NBC Bancorp, Inc.	27,631	—
Loans transferred to held for sale	49,536	—

See accompanying notes to consolidated financial statements.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Organization: The Company is a financial holding company. The Parent Company’s banking subsidiary, Ballston Spa National Bank (the “Bank”), is a community-based commercial bank and provides a wide range of banking, financing, fiduciary, brokerage and other financial services to corporate, municipal, and individual customers through its twenty one branch offices.

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

Adoption of New Accounting Standards

On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update expands the population of purchased loans subject to the gross-up approach under Topic 326. Under the new guidance, purchased seasoned loans (excluding credit card receivables) will be accounted for using the gross-up approach. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company early adopted this standard effective January 1, 2026.

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

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2 – BUSINESS COMBINATION

On April 1, 2026, the Company completed its previously announced strategic merger of equals with NBC Bancorp, Inc., the holding company for The National Bank of Coxsackie (collectively “NBC”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated September 23, 2025. Under the terms of the Merger Agreement, NBC merged with and into the Company.

At the effective time of the transaction, in a stock-for-stock exchange, NBC shareholders received 0.8065 shares of the Company’s stock for each share of NBC stock, with cash paid in lieu of any fractional shares. The total consideration paid by the Company was $27.6 million, based on the Company’s April 1, 2026 (acquisition date) closing price of $71.00.

The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $451 thousand and was recorded as goodwill, which is not amortizable or deductible for tax purposes. The results of NBC’s operations were included in the Company’s consolidated financial statements subsequent to the merger date. The fair values assigned to certain assets acquired and liabilities assumed are provisional and subject to change as additional information becomes available during the measurement period (not to exceed one year from the acquisition date). The provisional amounts primarily relate to the valuation of loans, identifiable intangible assets, and certain assumed liabilities such as deposits. Adjustments to the provisional fair values, if any, will be recorded as measurement period adjustments in the reporting period in which the adjustments are determined, with corresponding adjustments to goodwill.

The following table summarizes the purchase of NBC Bancorp, Inc. as of April 1, 2026:

(in thousands, except per share data)
Purchase Price Consideration – Common Stock (excluding Dissenting shares)
NBC Bancorp, Inc. common shares outstanding	473,239
less: Dissenting shares	(29,927)
NBC Bancorp, Inc. common shares to be exchanged for stock consideration	443,312
Exchange Ratio	0.8065
Ballston Spa Bancorp, Inc. shares to be issued in the merger and excludes fractional shares	357,408
Fair Value price per share of Ballston Spa Bancorp, Inc. common stock	$71.00
Total Fair Value of Purchase Price Consideration for Common Stock		$25,376

Purchase Price Consideration – Cash for Dissenting Shares
Dissenting shares	29,927
Exchange Ratio	0.8065
Dissenting shares to be settled in cash	24,136
Fair Value of Dissenting shares	$93.41
Total fair value of Dissenting Shares		2,255

Cash in lieu of fractional shares		8

Total Purchase Price Assigned to Cash Consideration		2,263

Total Purchase Price for Accounting Purposes		$27,639

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2 – BUSINESS COMBINATION (Continued)

Consideration paid, and fair values of NBC’s assets acquired and liabilities assumed, along with the resulting goodwill, are summarized in the following table:

			As Recorded
(in thousands except shares)	As Acquired	Fair Value Adjustments	at Acquisition

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$48,524	$—	$48,524
Federal funds	1,063	—	1,063
Securities, available for sale	96,181	(482)	95,699
Securities, held to maturity	3,914	75	3,989
Loans, gross	360,067	(19,419)	340,648
Allowance for credit losses	(3,549)	(773)	(4,322)
Loans, net of allowance	356,518	(20,192)	336,326

Premises and equipment	4,133	1,405	5,538
Accrued interest receivable	1,505	—	1,505
Restricted investment in bank stock	1,929	—	1,929
Deferred tax asset	1,618	2,988	4,606
Core deposit intangible	—	7,098	7,098
Operating lease right of use asset	1,398	—	1,398
Other Assets	376	—	376
Total identifiable assets acquired at fair value	517,159	(9,108)	508,051

Deposits	456,930	(52)	456,878
Borrowings	12,407	(121)	12,286
Subordinated debt	9,550	(336)	9,214
Accrued interest payable	557	—	557
Operating lease liability	1,465	—	1,465
Reserve for unfunded commitments	177	(159)	18
Other liabilities	445	—	445
Total liabilities assumed	481,531	(668)	480,863

Total identifiable net assets, at fair value	$35,628	$(8,440)	$27,188

Goodwill			$451

Investment securities

The estimated fair value for investment securities, both available-for-sale and held-to-maturity, were calculated using Level 2 inputs. The securities acquired are bought and sold in active markets.

Loans

The acquired loan portfolio was valued utilizing Level 3 inputs and included the use of a discounted cash flow methodology applied on a pooled basis for accruing loans, and on individual basis for non-accruing loans and incorporated assumptions that a market participant would employ. In the fair value process, the Company developed assumptions to credit risk, expected lifetime losses, qualitative credit factors, collateral values, discount rates, expected payments and expected prepayments.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2 – BUSINESS COMBINATION (Continued)

Acquired loans are classified into two categories: Purchased Seasoned Loans (PSLs) and Purchase Credit Deteriorated Loans (PCDs). PCD loans are defined as a loan, or a group of loans, that have experienced more than insignificant credit deterioration since origination, and the remaining loans were considered PSLs. Effective January 1, 2026, the Company early adopted ASU 2025-08 (Topic 326) on a prospective basis. In accordance with ASU 2025-08, an allowance for credit loss was determined using the same methodology as other loans held for investment and an initial allowance for credit losses for all acquired loans totaled $4.3 million. There was no provision for credit losses expense recognized because the initial allowance is established by grossing-up the amortized cost of the acquired loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

The following table provides details related to the fair values of PCD loans and PSL loans acquired from NBC:

		As of April 1, 2026
(in thousands)	PCD Loans	PSLs	Total Loans
Gross amortized cost basis at acquisition	$47,173	$312,894	$360,067
Allowance for credit losses at acquisition	(1,511)	(2,811)	(4,322)
Non-Credit discount at acquisition	(570)	(18,849)	(19,419)
Basis at acquisition – estimated fair value	$45,092	$291,234	$336,326

Premises and equipment

The fair value estimate is based on appraised values. The owned facilities fair value adjustment will be amortized into expense over the estimated life of the owned facility.

The fair value adjustment for leased facilities contracts was based on a discounted cash flow methodology of the contract lease obligations versus observed comparable market rents and discounted based upon interest rates for similar term borrowing rates. The facilities fair value adjustment will be amortized into expense over the contractual life of the leased facility.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared o the higher cost of alternative funding sources available through national brokered CD offering rates and FHLB advance rates. The projected cash flows were developed using expected deposit attrition. The core deposit intangible will be amortized over ten years using the sum-of-years digits method.

Deposits

The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Borrowings and Subordinated Debt

The fair value adjustments for borrowings and subordinated debt was based on a discounted cash flow methodology of the contract rates and contractual repayments of the respective instruments using prevailing market interest rates for similar-term instruments. The fair value adjustments for borrowings and subordinated debt will be amortized into income on a level yield amortization method over the contractual life of the respective instrument.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2 – BUSINESS COMBINATION (Continued)

Pro Forma Information (unaudited)

The following table presents selected unaudited pro forma financial information reflecting the acquisition of NBC assuming the acquisition was completed as of January 1, 2025. The unaudited pro forma information includes acquisition accounting adjustments and the related income tax effects. In addition, the unaudited proforma information excludes merger-related expenses and includes adjustments related to other transactions at the acquisition date, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company nor does it indicate future results for any other interim or full-year period.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net interest income	$10,670	$10,143	$21,320	$20,492
Net income	$2,258	$1,784	$3,280	$3,645

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available for sale at June 30, 2026 and December 31, 2025 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury Securities	$29,635	$—	$(50)	$29,585
State and political subdivisions	27,904	32	(395)	27,541
Mortgage-backed securities (“MBSs”) – residential	51,617	184	(669)	51,132
Collateralized mortgage obligations (“CMOs”)	2,875	—	(77)	2,798
Corporate securities	3,991	—	(14)	3,977
Total securities available for sale	$116,022	$216	$(1,205)	$115,033

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury Securities	$2,955	$6	$—	$2,961
State and political subdivisions	12,204	—	(185)	12,019
Mortgage-backed securities (“MBSs”) – residential	45,721	708	(382)	46,047
Collateralized mortgage obligations (“CMOs”)	97	—	(44)	53
Corporate securities	5,484	—	(2)	5,482
Total securities available for sale	$66,461	$714	$(613)	$66,562

Immediately after the merger with NBC, the Company sold $50.2 million AFS investments that were acquired from NBC, with no gross gains or losses realized upon sale. There were no other sales during the three and six months ended June 30, 2026. None were sold during the year ended December 31, 2025. There were no securities called during the six months ended June 30, 2026 and none during the year ended December 31, 2025.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 – SECURITIES (Continued)

As of June 30, 2026, the contractual maturity of debt securities available for sale (MBSs and CMOs are shown separately) at amortized cost and approximate fair value is as follows (in thousands):

	Amortized
	Cost	Fair Value
Within one year	$33,260	$33,203
After one year to five years	17,443	17,286
After five years to ten years	10,490	10,268
Over ten years	337	345
Total debt securities	61,530	61,102
MBSs and CMOs	54,492	53,931
Total	$116,022	$115,033

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of securities available for sale pledged to secure borrowings, deposits, and for other purposes was $50.9 million and $60.6 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025 (in thousands).

	Less than 12 Months		12 Months or longer		Total
		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2026
U.S. Treasury Securities	$29,585	$(50)	$—	$—	$29,585	$(50)
State and political subdivisions	15,006	(231)	5,956	(164)	20,962	(395)
MBSs	18,729	(149)	15,108	(520)	33,837	(669)
CMOs	2,751	(25)	47	(52)	2,798	(77)
Corporate Securities	2,476	(14)	—	—	2,476	(14)
	$68,547	$(469)	$21,111	$(736)	$89,658	$(1,205)

	Less than 12 Months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
Treasury	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	11,816	(185)	11,816	(185)
MBSs	—	—	16,133	(382)	16,133	(382)
CMOs	—	—	53	(44)	53	(44)
Corporate Securities	2,482	(2)	—	—	2,482	(2)
	$2,482	$(2)	$28,002	$(611)	$30,484	$(613)

Management has assessed the securities available for sale that were in an unrealized loss position at June 30, 2026 and December 31, 2025, and determined that the decline in fair value is driven by changes in market interest rates and credit spreads, not changes in credit quality. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issues appear to have the ability to meet debt service requirements over the life of the security. The Company had no allowance for credit losses on securities available for sale at June 30, 2026 and December 31, 2025. At June 30, 2026 the Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any securities before recovery of its amortized cost basis, which may be maturity.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of loans at June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Residential real estate	$420,847	$318,694
HELOCs	22,241	17,092
Commercial real estate	552,240	370,380
Commercial and industrial	43,631	32,582
Consumer	69,808	63,698
Total gross loans	1,108,767	802,446
Unearned discount and net deferred fees and costs	1,340	773
Total loans	1,110,107	803,219
Allowance for credit losses	(13,138)	(8,749)
Net loans	$1,096,969	$794,470

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

The following table presents the activity in the allowance for credit losses by portfolio class for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Residential		Commercial	Commercial
	Real Estate	HELOCs	Real Estate	and Industrial	Consumer	Total
March 31, 2026
Allowance for credit losses:
Beginning balance	$2,831	$71	$5,390	$374	$250	$8,916
Provision (credit) for credit losses	(433)	(20)	402	63	(12)	—
Loans charged-off	—	—	(93)	—	(23)	(116)
Recoveries	—	—	—	—	16	16
Acquired PCD Loans	97	1	1,408	2	3	1,511
Acquired PSL Loans	1,337	41	1,278	79	76	2,811
June 30, 2026	$3,832	$93	$8,385	$518	$310	$13,138

	Residential		Commercial	Commercial
	Real Estate	HELOCs	Real Estate	and Industrial	Consumer	Total
December 31, 2025
Allowance for credit losses:
Beginning balance	$2,721	$71	$5,355	$375	$227	$8,749
Provision (credit) for credit losses	(323)	(20)	438	62	23	180
Loans charged-off	—	—	(94)	—	(50)	(144)
Recoveries	—	—	—	—	31	31
Acquired PCD Loans	97	1	1,408	2	3	1,511
Acquired PSL Loans	1,337	41	1,278	79	76	2,811
June 30, 2026	$3,832	$93	$8,385	$518	$310	$13,138

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	Residential		Commercial	Commercial
	Real Estate	HELOCs	Real Estate	and Industrial	Consumer	Total
March 31, 2025
Allowance for credit losses: Beginning balance	$2,522	$103	$5,533	$318	$159	$8,635
Provision (credit) for credit losses	—	(1)	(134)	255	29	149
Loans charged-off	(62)	—	—	(201)	(36)	(299)
Recoveries	—	—	—	—	3	3
June 30, 2025	$2,460	$102	$5,399	$372	$155	$8,488

	Residential		Commercial	Commercial
	Real Estate	HELOCs	Real Estate	and Industrial	Consumer	Total
December 31, 2024
Allowance for credit losses: Beginning balance	$2,564	$104	$5,396	$313	$168	$8,545
Provision for credit losses	(41)	(2)	3	260	80	300
Loans charged-off	(63)	—	—	(201)	(103)	(367)
Recoveries	—	—	—	—	10	10
June 30, 2025	$2,460	$102	$5,399	$372	$155	$8,488

The following tables present the amortized cost in nonaccrual and loans past due over 89 days still on accrual by class of loans as of June 30, 2026 and December 31, 2025 (in thousands):

			Loans Past Due Over
	Nonaccrual		89 Days Still Accruing
	2026	2025	2026	2025
Residential real estate	$1,482	$331	$909	$660
HELOCs	—	—	—	—
Commercial real estate	592	328	—	—
Commercial and industrial	—	—	—	—
Consumer	3	1	15	75
Total	$2,077	$660	$924	$735

Nonaccrual loans and loans past due 89 days and still accruing interest include both smaller-balance homogeneous loans that are collectively evaluated for credit losses and loans that are individually evaluated. At June 30, 2026 and December 31, 2025, the Company had no allowance for credit losses allocated to nonaccrual loans. At June 30, 2026, collateral-dependent loans consisted of $1,482 thousand of residential real estate loans and $592 thousand of commercial real estate loans. At December 31, 2025, collateral-dependent loans consisted of $331 thousand of residential real estate loans and $328 thousand of commercial real estate loans. Residential real estate loans were secured by residential real estate properties, and commercial real estate loans were secured by commercial real estate properties.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the amortized cost in past due loans by class of loans as of June 30, 2026 and December 31, 2025 (in thousands):

	30‑59	60‑89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2026
Residential real estate	$1,784	$1,109	$909	$3,802	$417,045	$420,847
HELOCs	111	—	—	111	22,130	22,241
Commercial real estate	3,406	95	—	3,501	548,739	552,240
Commercial and industrial	183	—	—	183	43,448	43,631
Consumer	245	23	15	283	69,525	69,808
Total	$5,729	$1,227	$924	$7,880	$1,100,887	$1,108,767

December 31, 2025
Residential real estate	$—	$1,260	$992	$2,252	$316,442	$318,694
HELOCs	—	—	—	—	17,092	17,092
Commercial real estate	—	—	328	328	370,052	370,380
Commercial and industrial	—	—	—	—	32,582	32,582
Consumer	227	70	75	372	63,326	63,698
Total	$227	$1,330	$1,395	$2,952	$799,494	$802,446

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

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Bank analyzes commercial loans individually by classifying the loans as to credit risk using standard industry classifications. Commercial loans not classified are considered to be pass-rated loans. The Bank considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential real estate, HELOC and consumer loans, the Bank evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the risk category of loans and current period gross charge-offs as of and during the six months ended June 30, 2026 and the year December 31, 2025 by loan segment and vintage year (in thousands):

							Revolving
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial & Industrial:
Risk rating
Pass	$10,439	$12,763	$6,976	$3,003	$3,087	$6,626	$506	$43,400
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	27	204	—	231
Doubtful	—	—	—	—	—	—	—	—
Total	$10,439	$12,763	$6,976	$3,003	$3,114	$6,830	$506	$43,631
Commercial & Industrial:
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Risk rating
Pass	$32,897	$65,560	$51,192	$97,877	$102,878	$181,541	$—	$531,945
Special mention	—	—	—	—	437	5,293	—	5,730
Substandard	—	—	—	6,970	3,542	4,053	—	14,565
Doubtful	—	—	—	—	—	—	—	—
Total	$32,897	$65,560	$51,192	$104,847	$106,857	$190,887	$—	$552,240
Commercial real estate
Current period gross write off	$—	$—	$—	$94	$—	$—	$—	$94
Residential real estate
Payment Performance
Performing	$16,453	$41,339	$35,098	$56,954	$72,464	$196,148	$—	$418,456
Non Performing	—	—	—	176	—	2,215	—	2,391
Total	$16,453	$41,339	$35,098	$57,130	$72,464	$198,363	$—	$420,847
Residential real estate
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Payment Performance
Performing	$1,326	$2,762	$3,767	$3,273	$3,724	$7,389	$—	$22,241
Non Performing	—	—	—	—	—	—	—	—
Total	$1,326	$2,762	$3,767	$3,273	$3,724	$7,389	$—	$22,241
HELOC
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Payment Performance
Performing	$14,488	$15,858	$16,111	$8,115	$5,012	$10,206	$—	$69,790
Non Performing	—	—	—	—	10	8	—	18
Total	$14,488	$15,858	$16,111	$8,115	$5,022	$10,214	$—	$69,808
Consumer
Current period gross write off	$—	$1	$9	$19	$15	$6	$—	$50

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial & Industrial:
Risk rating
Pass	$9,528	$9,684	$3,143	$2,762	$1,827	$4,891	$564	$32,399
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	183	—	183
Doubtful	—	—	—	—	—	—	—	—
Total	$9,528	$9,684	$3,143	$2,762	$1,827	$5,074	$564	$32,582
Commercial & Industrial:
Current period gross write off	$—	$200	$—	$—	$—	$1	$—	$201
Commercial real estate
Risk rating
Pass	$39,066	$39,227	$56,299	$75,765	$50,351	$105,002	$—	$365,710
Special mention	—	—	—	—	—	3,721	—	3,721
Substandard	—	—	327	—	—	622	—	949
Doubtful	—	—	—	—	—	—	—	—
Total	$39,066	$39,227	$56,626	$75,765	$50,351	$109,345	$—	$370,380
Commercial real estate
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Payment Performance
Performing	$49,283	$32,818	$44,660	$43,589	$51,302	$96,051	$—	$317,703
Non Performing	—	—	—	—	499	492	—	991
Total	$49,283	$32,818	$44,660	$43,589	$51,801	$96,543	$—	$318,694
Residential real estate
Current period gross write off	$—	$—	$—	$—	$—	$63	$—	$63
HELOC
Payment Performance
Performing	$2,059	$3,693	$4,001	$3,058	$1,396	$2,885	$—	$17,092
Non Performing	—	—	—	—	—	—	—	—
Total	$2,059	$3,693	$4,001	$3,058	$1,396	$2,885	$—	$17,092
HELOC
Current period gross write off	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Payment Performance
Performing	$16,187	$16,209	$8,128	$5,502	$2,462	$15,135	$—	$63,623
Non Performing	—	20	14	41	—	—	—	75
Total	$16,187	$16,229	$8,142	$5,543	$2,462	$15,135	$—	$63,698
Consumer
Current period gross write off	$—	$24	$35	$45	$18	$57	$—	$179

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Bank retains the servicing rights on certain mortgage loans sold. Total loans serviced by the Company for unrelated third parties were approximately $72.4 million and $65.4 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025 the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $145 thousand and $150 thousand, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2026 and December 31, 2025, and therefore no impairment reserve was necessary. Fees earned for servicing loans totaled $86 thousand and $0 for the six months ended June 30, 2026 and 2025, respectively.

In the ordinary course of business, the Company enters into loan transactions with certain of its directors and executive officers (“Related Parties”). All loans to Related Parties were made at substantially the same terms and conditions at the time of origination as other originated loans to borrowers that were not affiliated with the Company. The aggregate amount outstanding of such loans totaled $10.4 million at June 30, 2026, and $6.8 million at December 31, 2025.

NOTE 5 – FAIR VALUE

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

Unaudited

NOTE 5 – FAIR VALUE (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Assets:
Available-for-sale securities:
U.S. Treasury securities	$29,585	$—	$—
State and political subdivisions	—	27,541	—
MBSs – residential	—	51,132	—
CMOs	—	2,751	47
Corporate securities	—	3,977	—
Total investment securities available-for-sale	$29,585	$85,401	$47

Derivatives	$—	$285	$—

December 31, 2025
Assets:
Available-for-sale securities:
U.S. Treasury securities	$2,961	$—	$—
State and political subdivisions	—	12,019	—
MBSs – residential	—	46,047	—
CMOs	—	—	53
Corporate securities	—	5,482	—
Total investment securities available-for-sale	$2,961	$63,548	$53
Liabilities:
Derivatives	$—	$(86)	$—

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 or December 31, 2025.

The carrying values and estimated fair values of financial assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Carrying
	Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets
Cash and cash equivalents	$93,141	$93,141	$93,141	$—	$—
Securities available for sale	115,033	115,033	29,585	85,401	47
FHLB and FRB stock	7,047	N/A	N/A	N/A	N/A
Loans, net of allowance for credit losses	1,096,969	1,076,167	—	—	1,076,167
Accrued interest receivable	4,528	4,528	—	570	3,958
Financial liabilities
Deposits	$1,199,941	$1,200,076	$929,659	$270,417	$—
FHLB borrowings	17,298	17,292	—	17,292	—
Junior subordinated debentures	39,936	33,861	—	33,861	—
Accrued interest payable	1,167	1,167	1,167	—	—

December 31, 2025
Financial assets
Cash and cash equivalents	$28,146	$28,146	$28,146	$—	$—
Securities available for sale	66,562	66,562	2,961	63,548	53
FHLB and FRB stock	7,908	N/A	N/A	N/A	N/A
Loans, net of allowance for credit losses	794,470	786,241	—	—	786,241
Accrued interest receivable	3,143	3,143	—	310	2,833
Financial liabilities
Deposits	$765,233	$765,846	$618,031	$147,815	$—
FHLB borrowings	74,000	74,062	—	74,062	—
Junior subordinated debentures	7,750	7,917	—	7,917	—
Accrued interest payable	902	902	902	—	—

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

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5 – FAIR VALUE (Continued)

FHLB Borrowings: The fair values of the Company’s FHLB borrowings with maturities greater than one year are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements. The fair values of FHLB borrowings with maturities of less than one year approximate their carrying values.

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

NOTE 6 – DEPOSITS

The contractual maturities of time deposits for the periods subsequent to June 30, 2026 are as follows (in thousands):

Years ending December 31,
2026	$213,950
2027	55,418
2028	515
2029	190
2030 and thereafter	209
$270,282

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at June 30, 2026 and December 31, 2025 were $32.7 million and $28.8 million, respectively. As of June 30, 2026 and December 31, 2025 the Company had brokered CD deposits totaling $85.3 million $60.4 million, respectively.

NOTE 7 – BORROWINGS

The Bank has a borrowing capacity with the Federal Home Loan Bank of New York (FHLB) of up to 30% of total assets. The Bank may utilize this capacity for either short or long-term borrowings. At June 30, 2026, this equated to a borrowing capacity of $418.3 million. All borrowings with the FHLB are collateralized by the Bank’s holdings of FHLB stock, as well as a blanket lien on all residential and certain qualified commercial real estate loans not otherwise pledged.

Short-Term FHLB Borrowings: The short-term borrowing program is based upon either an overnight or thirty-day borrowing period with interest based generally upon a spread above the current Federal funds rate. In addition, short-term borrowings with an original maturity of less than one year are classified in this category. The rates on these borrowings can be either fixed or floating. As of June 30, 2026 and December 31, 2025, short-term FHLB borrowings amounted to $0.0 million and $54.0 million, respectively. During the periods then ended, short-term borrowings averaged $8.9 million and $47.6 million with a weighted average rate of 3.75% and 4.51%, respectively.

Municipal Letter of Credit: The Company utilizes a Municipal Letter of Credit (“MULOC”) from FHLB to collateralize certain municipal deposits at the Company. The balance of this MULOC at June 30, 2026 and December 31, 2025 was $49.0 million and $17.9 million, respectively.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7 – BORROWINGS (Continued)

Long-Term FHLB Borrowings: Long-term borrowings at June 30, 2026 and December 31, 2025 amounted to $17.3 million and $20.0 million at each period end respectively. Of the $17.3 million of borrowings outstanding at June 30, 2026, $11.0 million with a rate of 4.07% matures in 2027, and $6.3 million with a rate of 3.78% matures in 2027.

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES

The Company issued $7.75 million in subordinated debt during 2018. The proceeds were contributed to the Bank as additional paid in capital, and qualifies as Tier 1 Capital at the Bank Level. The subordinated debt may be included in Tier II Capital (with certain limitations applicable) at the parent Company under current regulatory guidelines and interpretations. The subordinated notes have a fixed interest rate of 5.75%, payable quarterly to the note holders. The subordinated debt matures on September 10, 2028. As of June 30, 2026 and December 31, 2025, $1.45 million was owned by certain current directors of the Company. NBC owned $1.0 million of this issuance, which was eliminated on the effective date of the merger, April 1, 2026. As a result, $6.75 million of this subordinated debt offering remains outstanding as of June 30, 2026.

NBC issued $5.00 million in subordinated debt during 2020, which was assumed by the Company effective April 1, 2026, and qualifies as Tier 1 Capital at the Bank Level. The subordinated debt may be included in Tier II Capital (with certain limitations applicable) at the parent Company under current regulatory guidelines and interpretations. The subordinated notes have a fixed interest rate of 5.50%, payable quarterly to the note holders. The subordinated debt matures on June 30, 2030. As of June 30, 2026, no amount was owned by certain current directors of the Company. The Company owned $1.5 million of this issuance, which was eliminated on the effective date of the merger, April 1, 2026. As a result, $3.50 million of this subordinated debt offering remains outstanding as of June 30, 2026.

NBC issued $4.55 million in subordinated debt during 2023, which was assumed by the Company effective April 1, 2026, and qualifies as Tier 1 Capital at the Bank Level. The subordinated debt may be included in Tier II Capital (with certain limitations applicable) at the parent Company under current regulatory guidelines and interpretations. The subordinated notes have a fixed interest rate of 7.00%, payable quarterly to the note holders. The subordinated debt matures on September 1, 2033. As of June 30, 2026, $2.20 million was owned by certain current directors of the Company.

The Company also issued $26 million in subordinated notes on March 25, 2026. The subordinated notes issued mature on April 1, 2036 and bear interest at a fixed annual rate of 7.375%, payable quarterly in arrears, up to but excluding April 1, 2031. From and including April 1, 2031 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate plus 378 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after April 1, 2031. As of June 30, 2026, $3.10 million was owned by certain current directors of the Company.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Contract amounts of financial instruments that represent credit risk as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Commitments to extend credit	$73,358	$34,078
Unused lines of credit	37,565	38,967
Standby letters of credit	506	565
Total	$111,429	$73,610

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

Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 80% for movable assets, such as inventory, to 100% for liquid assets, such as bank certificates of deposits. The fair value of the Company’s standby letters of credit at June 30, 2026 and December 31, 2025 was not significant.

The Company has no loan commitments with borrowers which are intended to be held for sale if closed. The Company generally makes its determination of whether or not to identify a loan as held for sale at the time that loan commitments are entered into. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market to unrelated investors. The Company did not have any commitments to sell loans at June 30, 2026 or December 31, 2025.

BALLSTON SPA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

Data Processing: The Company has a data processing agreement with payments based on transaction volume. Total data processing expense related to this contract was approximately $488 thousand and $272 thousand for the three months ended June 30, 2026 and 2025, respectively, and $717 thousand and $550 thousand for the six months ended June 30, 2026 and 2025, respectively.

Dividend Restrictions: The Company’s principal source of cash flow to pay dividends on its common shares, to service its debt and to finance its corporate operations is capital distributions from the Bank. Federal banking law limits the amount of capital distributions that national banks can make to their holding companies without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration. As of June 30, 2026, the Bank paid the Company a total of $245 thousand in dividends. As of the close of business on June 30, 2026, the Bank had an additional $8.0 million available to pay dividends to the Company, without prior regulatory approval and without affecting its status as “well capitalized” under the FDIC-defined capital categories.

Contingent Liabilities: In the ordinary course of business there are various legal proceedings pending against the Company. Based on consultation with outside counsel, management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 10 – Earnings Per Share (“EPS”)

Basic EPS is based on the weighted average number of common shares actually outstanding. The following schedule shows the Company’s earnings and per share calculations for the periods presented (in thousands, except share and per share data):

	For the three months ended
	June 30,
	2026	2025
Net (Loss) Income	$(711)	$1,235
Weighted average number of common shares outstanding	1,100,071	742,663
Basic (loss) earnings per share	$(0.65)	$1.66

	For the six months ended
	June 30,
	2026	2025
Net (Loss) Income	$(467)	$2,536
Weighted average number of common shares outstanding	921,367	742,663
Basic (loss) earnings per share	$(0.51)	$3.41

NOTE 11 – GOODWILL AND OTHER INTANGIBLES

The activity impacting goodwill as of June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Balance at beginning of period	$1,595	$1,595
Acquisition (1)	451	—
Balance at end of period	$2,046	$1,595
(1)	In the second quarter 2026, the Company completed its acquisition of NBC and recorded $451 thousand in goodwill. Refer to Note 2 for further details.

The components of other intangible assets as of June 30, 2026 are as follows (there were no other intangible assets as of December 31, 2025):

	Gross		Net
June 30, 2026	Intangible	Accumulated	Intangible
(in thousands)	Assets	Amortization	Assets
Core deposit intangible (non-maturity deposits) (1)	$7,098	$(323)	$6,775
Total	$7,098	$(323)	$6,775
(1)	In the second quarter of 2026, the Company completed its acquisition of NBC and recorded $7.1 million in CDI assets that will amortize over a ten-year period.

The core deposit intangible asset is amortized over an expected life of 10 years using sum of the year’s digits method for amortization expense. Amortization expenses related to intangibles for both the three and six months ended June 30, 2026 and 2025 were $323 thousand and $0, respectively

The estimated aggregate future amortization expense for other intangible assets remaining at June 30, 2026 is as follows:

Other
Intangible
(in thousands)	Assets
2026	$645
2027	1,194
2028	1,065
2029	936
2030	807
2031 and thereafter	2,128
Total	$6,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the audited Consolidated Financial Statements, including notes thereto, and the other information therein included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 24, 2026, and in conjunction with the Consolidated Statements of Financial Condition as of June 30, 2026, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025. The Consolidated Statement of Financial Condition as of December 31, 2025 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company’s Special Financial Report on Form 10-K for the year ended December 31, 2025. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to Ballston Spa Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in our most recent Special Financial Report on Form 10-K for the year ended December 31, 2025.

Merger Completion with NBC Bancorp, Inc.

On April 1, 2026, we completed our merger with NBC Bancorp, Inc. (“NBC”), the parent company of The National Bank of Coxsackie, and its results of operations are included in the Company’s consolidated results since the date of acquisition. Therefore, the Company’s results for the second quarter and six months ended June 30, 2026 reflect increased average balances, net interest income, non-interest income and non-interest expense compared to its prior quarter and six months ended of 2025 results. After purchase accounting fair value adjustments, the merger added $508.1 million of total assets, including $340.6 million of gross loans, and $480.9 million of total liabilities, primarily consisting of $456.9 million in deposits. The Company recorded goodwill of $451 thousand and a core deposit intangible of $7.1 million related to the acquisition.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets increased $435.9 million, or 46.95%, to $1.4 billion at June 30, 2026 from $928.5 million at December 31, 2025 primarily due to the acquisition of NBC.

Cash and Cash Equivalents. Cash and cash equivalents increased $65.0 million, or 231.32%, to $93.1 million at June 30, 2026 from $28.1 million at December 31, 2025. The increase was primarily driven by cash acquired in the NBC acquisition and higher short-term investment balances.

Securities. Securities available for sale increased $48.4 million, or 72.67%, to $115.0 million at June 30, 2026 from $66.6 million at December 31, 2025, due to the acquisition of NBC. During the second quarter, BSNB repositioned the portfolio by selling approximately $50 million of available-for-sale securities from the acquired investment portfolio and redeploying $30 million in to short-term investments. FHLB of NY and FRB stock decreased $0.9 million, or 11.39%, to $7.0 million at June 30, 2026 from $7.9 million at December 31, 2025.

Loans. Loans held for investment, net, increased $302.5 million, or 38.07%, to $1.097 billion at June 30, 2026 from $794.5 million at December 31, 2025. Gross loans increased $306.9 million, or 38.21%, to $1.110 billion at June 30, 2026 from $803.2 million at December 31, 2025. These increases were due primarily to the loan portfolio acquired from NBC, partially offset by the sale of approximately $50 million of acquired mortgage loans during the second quarter. Compared with December 31, 2025, commercial real estate and commercial and industrial loans increased by $192.9 million, residential real estate and HELOCs increased by $107.3 million, and consumer loans increased by $6.1 million As a result of purchase accounting on the acquired loan portfolio, the allowance for credit losses increased $4.4 million to $13.1 million at June 30, 2026 from $8.7 million at December 31, 2025.

Deposits. Deposits increased $434.7 million, or 56.81%, to $1.2 billion at June 30, 2026 from $765.2 million at December 31, 2025, driven by the $456.9 million in acquired deposits related to the NBC acquisition.

Borrowings. Federal Home Loan Bank borrowings decreased $56.7 million to $17.3 million at June 30, 2026 from $74.0 million at December 31, 2025. The decrease was attributable to the repayment of all $54.0 million of short-term FHLB borrowings and a $2.7 million decrease in long-term FHLB borrowings.

Junior subordinated debentures. Junior subordinated debentures increased $32.1 million, or 411.54%, to $39.9 million at June 30, 2026 from $7.8 million at December 31, 2025. The increase reflected the issuance of additional subordinated debt in the first quarter, as well as subordinated debt liabilities assumed during the NBC acquisition.

Total Shareholders’ Equity. Total shareholders’ equity increased $23.8 million, or 33.47%, to $94.9 million at June 30, 2026 from $71.1 million at December 31, 2025. The increase was primarily driven by the issuance of $27.7 million in common stock for the NBC acquisition, partially offset by a $2.2 million increase in treasury stock.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,136,263	$15,371	5.43%	$772,359	$9,410	4.89%
Securities	128,286	1,608	5.03%	81,623	1,050	5.16%
Other	71,962	328	1.83%	20,973	33	0.63%
Total interest-earning assets	1,336,511	17,307	5.19%	874,955	10,493	4.81%
Non-interest-earning assets	62,870			26,490
Total assets	$1,399,381			$901,445
Interest-bearing liabilities:
Savings and club accounts	$168,972	48	0.11%	$93,903	18	0.08%
Interest-bearing demand accounts	499,315	2,865	2.30%	345,016	1,856	2.16%
Certificates of deposit	296,885	2,698	3.65%	135,387	1,391	4.12%
Total interest-bearing deposits	965,172	5,611	2.33%	574,306	3,265	2.28%
Federal Home Loan Bank advances	24,037	262	4.37%	98,100	819	3.35%
Other borrowings	40,313	718	7.14%	7,750	112	5.80%
Total interest-bearing liabilities	1,029,522	6,591	2.57%	680,156	4,196	2.47%
Non-interest-bearing deposits	257,843			144,174
Other non-interest-bearing liabilities	21,064			9,428
Total liabilities	1,308,429			833,758
Equity	90,952			67,687
Total liabilities and equity	$1,399,381			$901,445
Net interest income		$10,716			$6,297
Net interest rate spread(1)			2.63%			2.34%
Net interest-earning assets(2)	$306,989			$194,799
Net interest margin(3)			3.22%			2.89%
Average interest-earning assets to interest-bearing liabilities	129.82%			128.64%
(1)	Annualized.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans	$955,648	$25,355	5.35%	$768,852	$18,672	4.90%
Securities	95,246	2,520	5.34%	81,315	2,136	5.30%
Other	48,996	374	1.54%	3,246	63	3.91%
Total interest-earning assets	1,099,890	28,249	5.18%	853,413	20,871	4.93%
Non-interest-earning assets	56,815			25,743
Total assets	$1,156,705			$879,156
Interest-bearing liabilities:
Savings and club accounts	$128,026	64	0.10%	$93,228	36	0.08%
Interest-bearing demand accounts	458,015	5,127	2.26%	352,994	3,654	2.09%
Certificates of deposit	215,114	4,068	3.81%	132,698	2,729	4.15%
Total interest-bearing deposits	801,155	9,259	2.33%	578,920	6,419	2.24%
Federal Home Loan Bank advances	27,029	620	4.62%	69,377	1,507	4.38%
Other borrowings	36,565	866	4.78%	7,750	223	5.80%
Total interest-bearing liabilities	864,749	10,745	2.51%	656,047	8,149	2.51%
Non-interest-bearing deposits	202,686			146,494
Other non-interest-bearing liabilities	6,124			8,960
Total liabilities	1,073,559			811,501
Equity	83,146			67,655
Total liabilities and equity	$1,156,705			$879,156
Net interest income		$17,504			$12,722
Net interest rate spread(1)			2.67%			2.43%
Net interest-earning assets(2)	$235,141			$197,366
Net interest margin(3)			3.21%			3.01%
Average interest-earning assets to interest-bearing liabilities	127.19%			130.08%

(1)	Annualized.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	June 30, 2026 vs. 2025
			Total Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,448	$1,513	$5,961
Securities	441	117	558
Other	345	(50)	295
Total interest-earning assets	5,234	1,580	6,814
Interest-bearing liabilities:
Savings and club accounts	18	12	30
NOW and MMKT accounts	1,032	(23)	1,009
Certificates of deposit	1,663	(356)	1,307
Federal Home Loan Bank advances	187	(744)	(557)
Other borrowings	663	(57)	606
Total interest-bearing liabilities	3,563	(1,168)	2,395
Change in net interest income	$1,671	$2,748	$4,419

	Six Months Ended
	June 30, 2026 vs. 2025
			Total Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,916	$1,767	$6,683
Securities	306	78	384
Other	371	(60)	311
Total interest-earning assets	5,593	1,785	7,378
Interest-bearing liabilities:
Savings and club accounts	15	13	28
NOW and MMKT accounts	1,413	60	1,473
Certificates of deposit	1,821	(483)	1,338
Federal Home Loan Bank advances	(93)	(796)	(889)
Other borrowings	689	(46)	643
Total interest-bearing liabilities	3,845	(1,252)	2,593
Change in net interest income	$1,746	$3,038	$4,784

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income decreased $1.9 million, or 158.33%, to a net loss of $0.7 million for the three months ended June 30, 2026 from $1.2 million of net income for the three months ended June 30, 2025. The decrease was driven by a $7.9 million increase in non-interest expenses, primarily merger expenses, compensation and benefits, other expenses, occupancy and equipment, data processing, and debit card processing, partially offset by a $4.4 million increase in net interest income, a $0.7 million increase in non-interest income, and a $0.2 million decrease in provision for credit losses.

Interest Income. Interest income increased $6.8 million, or 64.76%, to $17.3 million for the three months ended June 30, 2026 from $10.5 million for the three months ended June 30, 2025, driven primarily by the acquisition of NBC and the Company’s first-quarter subordinated debt issuance. The increase resulted primarily from a $6.0 million, or 63.83%, increase in interest and fees on loans, a $0.5 million increase in income on securities available for sale, and a $0.3 million increase in income on short-term investments.

Interest Expense. Interest expense increased $2.4 million, or 57.14%, to $6.6 million for the three months ended June 30, 2026 from $4.2 million for the three months ended June 30, 2025, driven by the acquisition of NBC. The increase resulted primarily from a $2.4 million, or 75.00%, increase in interest expense on deposits and a $0.6 million, or 600.00%, increase in interest expense on junior subordinated debentures, due to the $26 million in subordinated debt issued in the first quarter of 2026 as well as the subordinated debt liabilities assumed during the acquisition of NBC. These increases were partially offset by a $0.6 million decrease in short-term FHLB borrowings.

Net Interest Income. Net interest income increased $4.4 million, or 69.84%, to $10.7 million for the three months ended June 30, 2026 from $6.3 million for the three months ended June 30, 2025 due to the acquisition of NBC. The increase was primarily attributable to the $6.8 million increase in interest income, partially offset by the $2.4 million increase in interest expense. Net interest income after provision for credit losses increased $4.6 million, or 75.41%, to $10.7 million for the three months ended June 30, 2026 from $6.1 million for the three months ended June 30, 2025.

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

Based on Ballston Spa’s evaluation of the above factors, Ballston Spa recorded no provision for credit losses for the three months ended June 30, 2026, compared to $150,000 for the three months ended June 30, 2025, a decrease of $0.2 million, or 100.00%.

Non-interest Income. Non-interest income increased $0.7 million, or 70.00%, to $1.7 million for the three months ended June 30, 2026 from $1.0 million for the three months ended June 30, 2025 due to increased activity from the acquisition of NBC. The increase was primarily due to increases in debit card interchange income, gain on sale and servicing of loans, other income, service charges on deposit accounts and wealth management income.

Non-interest Expense. Non-interest expense increased $7.9 million, or 141.07%, to $13.5 million for the three months ended June 30, 2026 from $5.6 million for the three months ended June 30, 2025 driven by activity related to the acquisition of NBC. The increase was primarily the result of $3.9 million of merger expenses, a $2.2 million, or 62.86%, increase in compensation and benefits, a $0.7 million, or 116.67%, increase in other expenses, and a $0.5 million, or 83.33%, increase in occupancy and equipment. Additional increases included data processing, debit card processing, legal and professional fees, FDIC and OCC assessments, and advertising expenses.

Income Tax Expense. The Company recorded an income tax benefit of $0.4 million for the three months ended June 30, 2026, compared to an income tax expense of $0.3 million for the three months ended June 30, 2025. This income tax benefit is reflective of the net loss recorded in the three months ended June 30, 2026.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. Net income decreased $3.0 million, or 120.00%, to a net loss of $0.5 million for the six months ended June 30, 2026 from $2.5 million of net income for the six months ended June 30, 2025. The decrease was driven by an $9.6 million increase in non-interest expenses, primarily merger expenses, compensation and benefits, occupancy and equipment, and other expenses, partially offset by a $4.8 million increase in net interest income and a $0.9 million increase in non-interest income.

Interest Income. Interest income increased $7.3 million, or 34.93%, to $28.2 million for the six months ended June 30, 2026 from $20.9 million for the six months ended June 30, 2025 driven primarily by the acquisition of NBC. The increase resulted primarily from a $6.7 million, or 35.83%, increase in interest and fees on loans, a $0.3 million increase in income on securities available for sale, and a $0.3 million increase in income on short-term investments. Interest and fees on residential mortgages and home equity loans increased $2.8 million, or 39.44%, to $9.9 million, while interest and fees on commercial and commercial real estate loans increased $3.7 million, or 38.14%, to $13.4 million.

Interest Expense. Interest expense increased $2.6 million, or 32.10%, to $10.7 million for the six months ended June 30, 2026 from $8.1 million for the six months ended June 30, 2025 driven by the acquisition of NBC. The increase resulted primarily from a $3.0 million, or 46.87%, increase in interest expense on deposits and a $0.7 million, or 350.00%, increase in interest expense on junior subordinated debentures, due to the $26 million in subordinated debt issued in the first quarter of 2026 as well as the $8.1 million in subordinated debt liabilities assumed during the acquisition of NBC. These increases were partially offset by decreases of $0.8 million, or 77.78%, in short-term FHLB borrowings, $0.2 million, or 13.33%, in brokered deposits, and $0.1 million, or 16.67%, in long-term FHLB borrowings.

Net Interest Income. Net interest income increased $4.8 million, or 37.80%, to $17.5 million for the six months ended June 30, 2026 from $12.7 million for the six months ended June 30, 2025 due to the acquisition of NBC. The increase was primarily attributable to the $7.4 million increase in interest income, partially offset by the $2.6 million increase in interest expense. Net interest income after provision for credit losses increased $4.9 million, or 39.52%, to $17.3 million for the six months ended June 30, 2026 from $12.4 million for the six months ended June 30, 2025.

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

Based on Ballston Spa’s evaluation of the above factors, Ballston Spa recorded a provision for credit losses of $180,000 for the six months ended June 30, 2026, compared to $300,000 for the six months ended June 30, 2025, a decrease of $120,000, or 40.00%.

Non-interest Income. Non-interest income increased $0.9 million, or 50.00%, to $2.7 million for the six months ended June 30, 2026 from $1.8 million for the six months ended June 30, 2025 due to increased activity from the acquisition of NBC. The increase was primarily due to increases in debit card interchange income, gain on sale and servicing of loans, other income, service charges on deposit accounts and wealth management income, as well as a gain on securities transactions.

Non-interest Expense. Non-interest expense increased $9.6 million, or 86.49%, to $20.7 million for the six months ended June 30, 2026 from $11.1 million for the six months ended June 30, 2025 driven by activity related to the acquisition of NBC. The increase was primarily the result of $4.6 million of merger expenses, a $2.7 million, or 39.13%, increase in compensation and benefits, a $0.8 million, or 66.67%, increase in occupancy and equipment, and a $0.8 million, or 72.73%, increase in other expenses. Additional increases included debit card processing, legal and professional fees, FDIC and OCC assessments, data processing, and advertising expenses.

Income Tax Expense. The Company recorded an income tax benefit of $0.2 million for the six months ended June 30, 2026, compared to an income tax expense of $0.6 million for the six months ended June 30, 2025. This income tax benefit is reflective of the net loss recorded in the six months ended June 30, 2026.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Ballston Spa’s primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, Ballston Spa has the ability to collateralize borrowings in the wholesale markets or borrow advances from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Ballston Spa’s ALCO Committee is responsible for establishing and monitoring its liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. Ballston Spa seeks to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 1% and 25%. At June 30, 2026, this ratio was 7.76%. Ballston Spa believes that it has enough sources of liquidity to satisfy its short- and long-term liquidity needs as of June 30, 2026.

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

Ballston Spa’s most liquid assets are cash and cash equivalents. The levels of these assets depend on its operating, financing and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $93.1 million.

Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $115.0 million at June 30, 2026.

At June 30, 2026, Ballston Spa had $73.4 million in outstanding loan commitments and $37.6 million of unused lines of credit. Certificates of deposit due within one year of June 30, 2026 totaled $222.2 million, or 18.52% of total deposits. If these deposits do not remain with Ballston Spa, it will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, Ballston Spa may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or after June 30, 2026. Ballston Spa believes, however, based on past experience that a significant portion of such deposits will remain with it. Ballston Spa has the ability to attract and retain deposits by adjusting the interest rates offered.

Ballston Spa’s cash flows are derived from operating activities, investing activities and financing activities as reported in its Consolidated Statements of Cash Flows included in its Consolidated Financial Statements.

Ballston Spa’s primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the six months ended June 30, 2026, Ballston Spa originated $87.1 million of loans. Ballston Spa purchased $39.4 million in investment securities during the six months ended June 30, 2026.

Financing activities consist primarily of activity in deposit accounts. Ballston Spa experienced a net increase in total deposits of $434.7 million for the six months ended June 30, 2026. The increase resulted primarily from the acquisition of NBC. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Ballston Spa and its local competitors, and by other factors.

Ballston Spa had $17.3 million and $74.0 million in borrowings with the Federal Home Loan Bank of New York at June 30, 2026 and December 31, 2025, respectively. The decrease in Federal Home Loan Bank of New York borrowings was due to an increased level of liquidity stemming from the acquisition of NBC, enabling BSNB to pay down its borrowings.

Ballston Spa National Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2026 and December 31, 2025, Ballston Spa National Bank exceeded all regulatory capital requirements. Ballston Spa National Bank is considered “well capitalized” under regulatory guidelines.

See tables below for a summary of actual capital amounts (dollars in thousands) and ratios as of June 30, 2026 and December 31, 2025 for the Bank and the Company (on a consolidated basis):

			Required Ratios
			Minimum	Classification
	Actual Capital		Capital	As Well
	Amount	Ratio	Adequacy	Capitalized
June 30, 2026
Tier 1 capital:
Bank	$125,432	8.74%	4.00%	5.00%
Consolidated	89,064	7.74	N/A	N/A
Tier 1 risk-based capital:
Bank	125,432	12.52	6.00	8.00
Consolidated	89,064	8.89	N/A	N/A
Common equity tier 1 capital:
Bank	125,432	12.52	4.50	6.50
Consolidated	89,064	8.89	N/A	N/A
Total risk-based capital:
Bank	146,799	14.66	8.00	10.00
Consolidated	142,138	14.18	N/A	N/A

	Amount	Ratio	Adequacy	Capitalized
December 31, 2025
Tier 1 capital:
Bank	$76,603	8.45%	4.00%	5.00%
Consolidated	70,567	7.78	N/A	N/A
Tier 1 risk-based capital:
Bank	76,603	10.63	6.00	8.00
Consolidated	70,567	10.35	N/A	N/A
Common equity tier 1 capital:
Bank	76,603	10.63	4.50	6.50
Consolidated	70,567	10.35	N/A	N/A
Total risk-based capital:
Bank	85,444	11.86	8.00	10.00
Consolidated	87,158	12.79	N/A	N/A

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to the Ballston Spa Bancorp, Inc. unaudited financial statements included in this document.

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

Loan Portfolio Composition. The following table sets forth the composition of Ballston Spa’s loan portfolio by type of loan at the dates indicated.

	At
	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate	$420,847	37.96%	$318,694	39.71%
HELOCs	22,241	2.01%	17,092	2.13%
Commercial real estate	552,240	49.81%	370,380	46.16%
Commercial and industrial	43,631	3.94%	32,582	4.06%
Consumer	69,808	6.30%	63,698	7.94%
Total gross loans	1,108,767	100.00%	802,446	100.00%
Unearned discount and net deferred fees and costs	1,340		773
Total loans	1,110,107		803,219
Allowance for credit losses	(13,138)		(8,749)
Net loans	$1,096,969		$794,470

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

The following table sets forth Ballston Spa’s loan delinquencies by type and amount at the dates indicated.

	At
	June 30, 2026			December 31, 2025
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Residential real estate	$1,784	$1,109	$909	$—	$1,260	$992
HELOCs	111	—	—	—	—	—
Commercial real estate	3,405	95	—	—	—	328
Commercial and industrial(1)	183	—	—	—	—	—
Consumer	245	23	15	227	70	75
Total loans	$5,728	$1,227	$924	$227	$1,330	$1,395

Non-Performing Assets. The following table sets forth information regarding Ballston Spa’s non-performing assets as of June 30, 2026 and December 31, 2025.

	At
	June 30,	December 31,
	2026	2025

	(In thousands)
Non-accrual loans:
Residential real estate	$1,482	$331
HELOCs	—	—
Commercial real estate	592	328
Commercial and industrial	—	—
Consumer	3	1
Total non-performing loans	$2,077	$660

On the basis of this review of Ballston Spa’s loans, its classified and special mention loans at the dates indicated were as follows:

	At
	June 30,	December 31,
	2026	2025

	(In thousands)
Substandard loans	$17,205	$2,198
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$17,205	$2,198
Special mention loans	$5,730	$4,884

Classification of Assets. Ballston Spa’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that Ballston Spa will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose Ballston Spa to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve Ballston Spa’s close attention, are required to be designated as special mention. As of December 31, 2025, Ballston Spa had $4.9 million in assets designated as special mention.

Allowance for Credit Losses. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Ballston Spa’s determination as to the classification of its assets and the amount of its loss allowances are subject to review by the OCC, which can require that Ballston Spa establish additional loss allowances. Ballston Spa regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of Ballston Spa’s review of its assets at June 30, 2026, Ballston Spa had $17.2 million of assets classified as substandard, and no assets classified as doubtful or loss.

The following table sets forth activity in Ballston Spa’s allowance for credit losses by portfolio class for periods indicated.

	Residential			Commercial
	Real		Commercial	and
March 31, 2026	Estate	HELOCs	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,831	$71	$5,390	$374	$250	$8,916
Provision (credit) for credit losses	(433)	(20)	402	63	(12)	—
Loans charged-off	—	—	(93)	—	(23)	(116)
Recoveries	—	—	—	—	16	16
Acquired PCD Loans	97	1	1,408	2	3	1,511
Acquired PSL Loans	1,337	41	1,278	79	76	2,811
June 30, 2026	$3,832	$93	$8,385	$518	$310	$13,138

	Residential			Commercial
	Real		Commercial	and
December 31, 2025	Estate	HELOCs	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,721	$71	$5,355	$375	$227	$8,749
Provision (credit) for credit losses	(323)	(20)	438	62	23	180
Loans charged-off	—	—	(94)	—	(50)	(144)
Recoveries	—	—	—	—	31	31
Acquired PCD Loans	97	1	1,408	2	3	1,511
Acquired PSL Loans	1,337	41	1,278	79	76	2,811
June 30, 2026	$3,832	$93	$8,385	$518	$310	$13,138

	Residential			Commercial
	Real		Commercial	and
March 31, 2025	Estate	HELOCs	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,522	$103	$5,533	$318	$159	$8,635
Provision (credit) for credit losses	—	(1)	(134)	255	29	149
Loans charged-off	(62)	—	—	(201)	(36)	(299)
Recoveries	—	—	—	—	3	3
June 30, 2025	$2,460	$102	$5,399	$372	$155	$8,488

	Residential			Commercial
	Real		Commercial	and
December 31, 2024	Estate	HELOCs	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,564	$104	$5,396	$313	$168	$8,545
Provision for credit losses	(41)	(2)	3	260	80	300
Loans charged-off	(63)	—	—	(201)	(103)	(367)
Recoveries	—	—	—	—	10	10
June 30, 2025	$2,460	$102	$5,399	$372	$155	$8,488

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

	At
	June 30, 2026			December 31, 2025
		Percent of			Percent of
		Allowance	Percent		Allowance	Percent
		in Each	of Loans		in Each	of Loans
		Category	in Each		Category	in Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Loan	Allocated	to Total	for Loan	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(In thousands)
Residential real estate	3,832	29.17%	37.96%	2,721	31.10%	39.71%
HELOCs	93	0.71%	2.01%	71	0.81%	2.13%
Commercial real estate	8,385	63.82%	49.81%	5,355	61.21%	46.16%
Commercial and industrial	518	3.94%	3.94%	375	4.29%	4.06%
Consumer	310	2.36%	6.30%	227	2.59%	7.94%
Total allocated allowance	13,138	100.00%	100.00%	8,749	100.00%	100.00%
Unallocated allowance	—			—
Total	13,138			8,749

Investment Activities

General. The goals of Ballston Spa’s investment policy are to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, and meeting liquidity needs, pledging requirements, and asset/liability management and interest rate risk strategies. Subject to loan demand and Ballston Spa’s interest rate risk analysis, Ballston Spa will increase the balance of its investment securities portfolio when it has excess liquidity.

At June 30, 2026, Ballston Spa’s investment portfolio consisted primarily of securities and obligations issued by U.S. government-sponsored enterprises totaling $29.6 million, securities and obligations issued by New York and its political subdivisions of $27.5 million, residential mortgage-backed securities of $51.1 million, collateralized mortgage obligations totaling $2.8 million and corporate securities of $4.0 million. At June 30, 2026, Ballston Spa also owned $7.0 million of Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, Ballston Spa is required to purchase stock in the Federal Home Loan Bank of New York, which is carried at cost and classified as a restricted investment.

At June 30, 2026, all of Ballston Spa’s available-for-sale securities are carried at fair value through accumulated other comprehensive income.

For additional information regarding Ballston Spa’s investment securities portfolio, see Note 3 to the Notes to Consolidated Financial Statements.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of Ballston Spa’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are primarily attracted from within Ballston Spa’s market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. As of June 30, 2026, Ballston Spa holds $157.7 million of accounts from a variety of local municipal relationships. As of June 30, 2026 Ballston Spa also has $85.2 million of brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At
	June 30, 2026			December 31, 2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(In thousands)
Demand, non-interest bearing	$259,116	21%	—%	$148,536	19%	—%
NOW and money market	491,253	41%	2.26%	382,252	50%	2.01%
Savings	179,290	15%	0.10%	87,243	11%	0.08%

Time, $250 and over	44,360	4%	2.13%	28,807	4%	3.87%
Time, other	225,922	19%	5.13%	118,395	16%	3.81%
Total deposits	$1,199,941	100.00%		$765,233	100.00%

As of June 30, 2026 and December 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $32.7 million and $28.8 million, respectively. Ballston Spa has no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

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

At June 30, 2026 and December 31, 2025, Ballston Spa had $17.3 million and $74.0 million, respectively, outstanding advances from the Federal Home Loan Bank of New York. At June 30, 2026, Ballston Spa had access to additional Federal Home Loan Bank advances of up to $348.6 million based on Ballston Spa’s unused qualifying collateral available to support such advances.

Ballston Spa also has the ability to borrow from the Federal Reserve Bank of New York to supplement its investable funds. All borrowings are secured by pledges of qualifying loans and investment securities and are generally on overnight terms with interest rates quoted at the time of the borrowing. At June 30, 2026 and December 31, 2025, Ballston Spa had no outstanding borrowings with the Federal Reserve Bank of New York. At June 30 2026, Ballston Spa did not have any securities pledged to, and therefore had no borrowing capacity with the Federal Reserve Bank of New York.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, except as discussed below, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities or stock repurchases during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Ballston Spa Bancorp, Inc.

Date: August 14, 2026	By:	/s/ Christopher R. Dowd
Christopher R. Dowd
Chief Executive Officer

Date: August 14, 2026	By:	/s/ James F. Dodd
James F. Dodd
Executive Vice President and
Chief Financial Officer